Form 10-Q
period 1996-06-02
CHICAGO MINIATURE LAMP INC
filed 1996-07-16
CIK 942138

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                                _______________


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 0-25848

                          CHICAGO MINIATURE LAMP, INC.
             (Exact name of registrant as specified in its charter)

     OKLAHOMA                                                73-1412000
(State of Incorporation)                       (IRS Employer Identification No.)


                500 CHAPMAN STREET, CANTON, MASSACHUSETTS  02021
                    (Address of principal executive offices)


                                 (617) 828-2948
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 13(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               -------       ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of July 7, 1996, 10,582,804 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                                          CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                      (Dollars in thousands)

                                                                                   June 2,                 December 3,
                                                                                    1996                      1995
                                                                              ----------------          ----------------
                                                                                 (Unaudited)
                                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $      7,831              $      4,005
    Investments                                                                           --                     2,102
    Accounts receivable, net                                                          17,644                    10,249
    Income tax receivable                                                                 --                       109
    Inventories                                                                       16,573                     8,018
    Prepaid expenses and other current assets                                          1,043                       661
                                                                              ----------------          ----------------
         Total current assets                                                         43,091                    25,144
                                                                              ----------------          ----------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                               53,721                    26,242
    Less - Accumulated depreciation                                                    4,248                     3,189
                                                                              ----------------          ----------------
                                                                                      49,473                    23,053
                                                                              ----------------          ----------------

Other Assets:
    Goodwill, net of accumulated amortization                                          4,253                     4,257
    Other intangible assets, net of accumulated amortization                           6,444                     6,903
    Other Assets                                                                         152                       173
                                                                              ----------------          ----------------
         Total other assets                                                           10,849                    11,333
                                                                              ----------------          ----------------

         Total assets                                                           $    103,413              $     59,530
                                                                              ================          ================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term notes payable                                                    $     26,894              $         --
    Current portion of long-term debt                                                    291                        65
    Accounts payable                                                                   8,831                     7,488
    Accrued income taxes payable                                                       2,661                     2,547
    Other accrued expenses                                                             8,632                     5,121
                                                                              ----------------          ----------------
         Total current liabilities                                                    47,309                    15,221
                                                                              ----------------          ----------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                   3,354                     3,147
                                                                              ----------------          ----------------

OTHER LIABILITIES:
    Deferred income taxes                                                              4,619                     4,798
    Other long-term liabilities                                                        4,468                     1,443
    Minority interests                                                                    74                        --
                                                                              ----------------          ----------------
         Total other liabilities                                                       9,161                     6,241
                                                                              ----------------          ----------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value
       Authorized -- 20,000,000 shares
       Issued and outstanding -- 10,469,938 and 10,569,938
       shares at December 3, 1995 and June 2, 1996 respectively                          106                       105
    Additional paid-in capital                                                        27,077                    23,883
    Foreign currency translation adjustment                                              138                        39
    Retained earnings                                                                 16,268                    10,894
                                                                              ----------------          ----------------
       Total stockholders' equity                                                     43,589                    34,921
                                                                              ----------------          ----------------
       Total liabilities and stockholders' equity                               $    103,413              $     59,530
                                                                              ================          ================

The accompanying notes are an integral part of these consolidated financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended
                                                ---------------------
                                                 June 2,     May 28,
                                                  1996        1995
                                                ---------   ---------
                                                      (Unaudited)
Net sales                                       $ 22,125    $ 13,422
Cost of products sold                             14,361       8,832
                                                ---------   ---------

        Gross margin                               7,764       4,590

Selling, general and administrative
    expenses                                       3,308       1,986
                                                ---------   ---------
        Operating income                           4,456       2,604

Other (income) expense
    Interest expense, net                            240         442
    Other, net                                       (34)          7
                                                ---------   ---------
        Income before provision for
          income taxes                             4,250       2,155
Provision for income taxes                         1,347         797
                                                ---------   ---------

        Net income                              $  2,903    $  1,358
                                                =========   =========

Earnings per common share                       $   0.28    $   0.16
                                                =========   =========

Weighted average shares outstanding               10,474       8,340
                                                =========   =========


  The accompanying notes are an integral part of these financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  Six Months Ended
                                                ---------------------
                                                 June 2,     May 28,
                                                  1996        1995
                                                ---------   ---------
                                                      (Unaudited)


Net sales                                       $ 41,527    $ 24,402
Cost of products sold                             27,243      15,790
                                                ---------   ---------
        Gross margin                              14,284       8,612

Selling, general and administrative
    expenses                                       6,109       3,913
                                                ---------   ---------

        Operating income                           8,175       4,699

Other (income) expense
    Interest expense, net                            323         803
    Other, net                                       (16)          8
                                                ---------   ---------
        Income before provision for
          income taxes                             7,868       3,888
Provision for income taxes                         2,494       1,438
                                                ---------   ---------

        Net income                              $  5,374    $  2,450
                                                =========   =========

Earnings per common share                       $   0.51    $   0.29
                                                =========   =========

Weighted average shares outstanding               10,472       8,340
                                                =========   =========



  The accompanying notes are an integral part of these financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                        Six Months Ended
                                                                  ----------------------------
                                                                    June 2,          May 28,
                                                                     1996             1995
                                                                  -----------      -----------
                                                                          (Unaudited)

OPERATING ACTIVITIES
Net income                                                        $     5,374      $     2,450
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                       1,576              800
    Deferred income taxes                                                (179)               1
    Minority interest                                                      10              -
    Changes in operating assets and liabilities:
        Accounts receivable                                            (4,222)             248
        Inventories                                                    (5,260)              70
        Prepaid expenses and other                                       (105)            (104)
        Accounts payable                                               (1,051)            (303)
        Accrued expenses                                                  (32)            (726)
        Accrued and prepaid income taxes                               (1,644)             865
        Payable to stockholder                                            -             (1,079)
        Other long-term liabilities                                        38              (46)
        Other                                                             120               87
                                                                  ------------     ------------
Net cash provided by (used in) operating activities                    (5,375)           2,263
                                                                  ------------     ------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment                             (4,478)          (1,358)
Acquisitions, net of cash acquired                                    (10,899)          (3,441)
Decrease in short-term investments                                      2,102              -
                                                                  ------------     ------------
Net cash used in investing activities                                 (13,275)          (4,799)
                                                                  ------------     ------------
FINANCING ACTIVITIES
Net borrowings (repayments) of line of credit                          22,496            1,390
Payments of long-term debt                                                (20)            (975)
Capitalization of offering costs                                          -               (674)
                                                                  ------------     ------------
Net cash provided by (used in) financing activities                    22,476             (259)
                                                                  ------------     ------------

Net increase (decrease) in cash and cash equivalents                    3,826           (2,795)
Cash and cash equivalents, beginning of period                          4,005            4,558
                                                                  ------------     ------------
Cash and cash equivalents, end of period                          $     7,831      $     1,763
                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                      $       170      $       411
                                                                  ============     ============
    Income taxes                                                  $     2,992      $       -
                                                                  ============     ============



  The accompanying notes are an integral part of these financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1--GENERAL


        The interim consolidated financial statements presented have been prepared by Chicago Miniature Lamp, Inc. (The Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 2, 1996 and May 28, 1995, (b) the financial position at June 2, 1996, and (c) the cash flows for the six-month period ended June 2, 1996 and May 28, 1995. Interim results are not necessarily indicative of results for a full year.



        The consolidated balance sheet presented as of December 3, 1995 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated February 28, 1996.



NOTE 2--INVENTORIES

        Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out (FIFO) method. Inventories consist of the following at June 2, 1996 and December 3, 1995 (dollars in thousands):


                                 June 2           December 3
                                  1996                1995
                                 ------           ----------


Raw materials                   $5,823            $3,320
Work in progress                 4,049             1,115
Finished goods                   6,701             3,583

                               -------            ------

    Inventory                  $16,573            $8,018
                               =======            ======

NOTE 3--ACQUISITIONS

        On March 30, 1995, the Company, through its wholly owned subsidiary Industrial Devices, Inc. ("IDI") acquired all of the capital stock of Plastomer Inc., a Canadian company, for $5,000,000 Canadian in cash. The foreign currency exchange rate as of March 30, 1995 was 0.713 US dollars to one Canadian dollar.

        In August 1995, IDI acquired all of the capital stock of Fredon Development Industries, Inc. (Fredon) for $2,245,000 in cash.

        On November 10, 1995, the Company, through its wholly owned subsidiary Badalex Limited (Badalex), acquired substantially all of the assets of STT Badalex Limited, STI Lighting Limited, PRT Shipping Limited, and STT Holdings Limited, all companies formed under the laws of England. Total consideration for the acquisition was approximately $7,200,000.

        On December 1, 1995, the Company acquired all of the outstanding stock of Electro Fiberoptics, Inc. for $1,600,000 in cash. This acquisition was made through the Company's wholly owned subsidiary, CML Fiberoptics, Inc.

        In December 1995, the Company acquired certain assets of Phoenix Lighting (UK) Limited for approximately $2,400,000 in cash.

        Effective May 1, 1996, the Company acquired all the outstanding equity of W. Albrecht GmbH u. Co. KG (Germany) and Alba Lamps, Inc. (USA) and certain of their affiliates for approximately $8,500,000 in cash, 100,000 shares of common stock of the Company, and the assumption of approximately $4.9 million of bank debt.

        For financial reporting purposes, each acquisition was accounted for as a purchase, and the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value existing at the date of acquisition. The allocations of purchase price for the acquisitions other than Plastomer Inc. are preliminary and subject to change as further data and appraisals become available.

        Based on unaudited data, the following table presents the Company and its subsidiaries' selected financial information on a pro forma basis, assuming the companies had been combined since November 28, 1994 (dollars in thousands, except earnings per share):


                              Six months ended          Six months ended
                                June 2, 1996              May 28, 1995
                              ----------------          ----------------

Net sales                          $52,195                   $48,248
Net income                          $5,292                    $2,243
Net income per share                 $0.51                     $0.24


        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made as of November 28, 1994.

PART I
Item 2



                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis of the results of operations for the three months and six months ended June 2, 1996 should be read in conjunction with the Consolidated Financial Statements of the Company with accompanying notes.

RESULTS OF OPERATIONS

Three months ended May 28, 1995 compared to the three months ended June 2, 1996.

        Net sales increased from $13,422,000 for the three months ended May 28, 1995, to $22,125,000 for the three months ended June 2, 1996. This increase in sales volume was due primarily to growth of market share and customer development as enhanced by the prior year acquisitions of Plastomer, Inc. and Fredon Development Industries; and current year acquisitions (for sales purposes) of Badalex, Electro FiberOptics (CML-Fiberoptics), Phoenix Lighting
(UK) Limited (CML-Europe) and W. Albrecht GmbH u. Co. KG (CML-Alba).  (Reference
Note 3 - Acquisitions of the Consolidated Financial Statements).

        The growth in sales resulting from the successful integration of acquisitions into the core entity, and the combined entity's ability to generate increased internal growth, is reflected by the Company's 64.8% growth in revenues as compared to the three months ended May 28, 1995. Identifiable net sales from current year acquisitions in the three months ended June 2, 1996 totaled $6,165,000.

        Gross margin increased from $4,590,000 for the three months ended May 28, 1995 to $7,764,000 for the three months ended June 2, 1996 due to the increase in sales volume. As a percentage of net sales, gross margin increased from 34.2% for the three months ended May 28, 1995, to 35.1% for the three months ended June 2, 1996 due to a change in product mix somewhat impacted by the acquired business. Gross margins of the acquired business are expected to improve by the end of fiscal 1996 as post-acquisition operational changes take effect.

        Selling, general and administrative expenses increased from $1,986,000 for the three months ended May 28, 1995 to $3,308,000 for the three months ended June 2, 1996. This increase is largely due to the integration of the acquisitions described in Note 3 to the Consolidated Financial Statements. As a percentage of net sales, selling, general and administrative expenses remained at approximately 15% for the three months ended May 28, 1995 and the three months June 2, 1996. During fiscal 1996, the continued integration of the new acquisitions into the Company's structure of centralized selling, general and administrative expense is expected to have a positive effect.

        Interest expense, net, decreased from $442,000 for the three months ended May 28, 1995 to $240,000 for the three months ended June 2, 1996, as a result of the paydown in debt in June 1995, with the proceeds from the initial public offering and increased cash flows somewhat offset by debt incurred to finance acquisitions.

        As a result of the above, income before provision for income taxes increased from a $2,155,000 profit for the three months ended May 28, 1995, to a profit of $4,250,000 for the three months ended June 2, 1996. As a percentage of net sales, income before provision for income taxes, increased from 16.1% for the three months ended May 28, 1995 to 19.2% for the three months ended June 2, 1996. This increase is due primarily to the effects of the corporate, strategic plan of synergistic acquisitions, vertical integration, and industry consolidation. This plan has increased sales and improved the overall operating efficiencies of the Company.

        For the three months ended June 2, 1996, the Company recorded a tax provision of $1,347,000 on pre-tax income of $4,250,000 for an effective rate of 32% compared to 37% in the three month period ended May 28, 1995. The lower tax rate is primarily due to the establishment of foreign operations and the resulting impact of lower effective income taxes in those countries.

SIX MONTHS ENDED MAY 28, 1995, COMPARED TO SIX MONTHS ENDED JUNE 2, 1996.

        The Company's net sales increased from $24,402,000 for the six months ended May 28, 1995, to $41,527,000 for the six months ended June 2, 1996. This increase in sales volume was due primarily to growth of market share and customer development as enhanced by the prior year acquisitions of Plastomer and Fredon Development Industries; and current year acquisitions (for sales purposes) of Badalex, Electro FiberOptics (CML-Fiberoptics), Phoenix Lighting (U.K.) Limited (CML-Europe) and W. Albrecht GmbH u. Co. KG (CML-Alba). (Reference Note 3 -- Acquisitions of the Consolidated Financial Statements.

        The growth in sales resulting from the successful integration of acquisitions into the core entity, and the combined entity's ability to generate increased internal growth, is reflected by the Company's 70.2% growth in revenues as compared to the six months ended May 28, 1995. Identifiable net sales from current year acquisitions in the six months ended June 2, 1996 totaled $11,200,000.

        Gross margin, as a percentage of net sales, decreased from 35.3% of net sales for the six months ended May 28, 1995, to 34.4% for the six months ended June 2, 1996, primarily as a result of a change in product mix, somewhat impacted by the acquired business. Gross margins of the acquired business are expected to improve by the end of fiscal year 1996 as post-acquisition operational changes take effect.

        Selling, general and administrative expenses increased from $3,913,000 for the six months ended May 28, 1995, to $6,109,000 for the six months ended June 2, 1996. This increase is largely due to the integration of acquisitions (reference Note 3 -- Acquisitions of the Consolidated Financial Statements). As a percentage of net sales, selling, general and administrative expenses decreased from 16.0% for the six months ended May 28, 1995, to 14.7% for the six months ended June 2, 1996. During fiscal 1996, the continued integration of the acquisitions into the Company's structure of centralized selling, general and administrative expense is expected to have a positive effect.


        Interest expense, net, decreased from $803,000 for the six months ended May 28, 1995, to $323,000 for the six months ended June 2, 1996, as a result of the paydown in debt in June 1995, with the proceeds from the initial public offering and increased cash flows, somewhat offset by debt incurred to finance acquisitions.

        For the six months ended June 2, 1996, the Company recorded a tax provision of $2,494,000 on pre-tax income of $7,868,000 for an effective rate of 32% compared to 37% in the six month period ended May 28, 1995. The lower tax rate is primarily due to the establishment of foreign operations and the resulting impact of lower effective income taxes in those countries.

        As a result of the above, income before provision for income taxes, increased from a $3,888,000 profit for the six months ended May 28, 1995, to a profit of $7,868,000 for the six months ended June 2, 1996. As a percentage of net sales, income before provision for income taxes, increased from 15.9% for the six months ended May 28, 1995, to 18.9% for the six months ended June 2, 1996. This increase is due primarily to the effects of the corporate, strategic plan of synergistic acquisitions, vertical integration and industry consolidation. This plan has increased sales and improved the overall operating efficiencies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $5,375,000 during the six months ended June 2, 1996. The Company's investing activities, totaling $13,275,000, included acquisitions in connection with which the Company paid an aggregate purchase price of $10,899,000, capital expenditures of $4,478,000 and the decrease in short-term investments of $2,100,000. Net cash provided by financing activities aggregated $22,476,000.

        The Company, in fiscal 1995, entered into a new bank financing agreement. The loan agreement, as further amended in February 1996 and April 1996, provides a $5,000,000 operating line of credit a $6,000,000 letter of credit facility, and a $30,000,000 loan facility for acquisitions of other companies and for equipment purchases by the Company, subject to a defined borrowing base. The loans mature December 30, 1996 and interest accrues at the prime rate. As of June 2, 1996, the Company had available borrowings of approximately $13,383,000 under the loan agreements, and had outstanding borrowings of approximately $21,559,000. Additionally, the Company has outstanding borrowings of $5,335,000 under separate lines of credit.

        The Company believes that cash from operations and borrowings available under the Company's credit facilities, will be sufficient to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

PART II - OTHER INFORMATION.


Item 5.         Other information.

         None

Item 6.         Exhibits and Reports on Form 8-K





           (a)  Exhibits.
                --------

                10.32 Copy of Amended and Restated Employment Agreement with
                      Frank M. Ward, dated as of December 3, 1995*

                10.33 Copy of Third Amendment to Third Amended and Restated
                      Credit Agreement with BANK IV Oklahoma, N.A., dated April 26, 1996*

                10.34 Copy of letter agreement dated May 1, 1996, from The First
                      National Bank of Boston, London Branch, establishing a (Pounds)2,600,000 line of credit in favor of Badalex Limited and Chicago Miniature Lamp Europe Limited ("Bank of Boston Line of Credit")*

                10.35 Copy of Limited Guaranty, dated May 3, 1996, by Chicago
                      Miniature Lamp, Inc. in favor of The First National Bank of Boston guaranteeing the payment and performance of the Bank of Boston Line of Credit*




                ---------------------
                *Filed herewith.





           (b)  Reports on Form 8-K.
                -------------------

                Report on Form 8-K, reporting the May 30, 1996 acquisition of the AlbaAlbrecht Group of companies and partnership interests by the Registrant and its subsidiary, filed with the Commission on June 14, 1996.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Chicago Miniature Lamp, Inc.



Date:  July 16, 1996          By: /s/ Ronald S. Goldstein
                                  -------------------------------------------
                                  Ronald S. Goldstein
                                  Chief Financial Officer



Date:  July 16, 1996          By: /s/ Frank M. Ward
                                  ------------------------------------------
                                  Frank M. Ward
                                  President & CEO