Form 10-Q/A
period 1996-06-02
CHICAGO MINIATURE LAMP INC
filed 1996-07-19
CIK 942138

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                                _______________

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                   27 Financial Data Schedule

                ---------------------
               *Incorporated by reference to the Exhibits included in the
                Registrant's Form 10Q, filed with the Commission on July 16,
                1996


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


                              Chicago Miniature Lamp, Inc.



Date:  July 19, 1996          By: /s/ Ronald S. Goldstein
                                  -------------------------------------------
                                  Ronald S. Goldstein
                                  Chief Financial Officer



Date:  July 19, 1996          By: /s/ Frank M. Ward
                                  ------------------------------------------
                                  Frank M. Ward
                                  President & CEO