Form 10-Q
period 1996-09-01
CHICAGO MINIATURE LAMP INC
filed 1996-10-16
CIK 942138

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.  C.  20549

                          ____________________________

(Mark One)

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


Commission File No. 0-25848

                          CHICAGO MINIATURE LAMP, INC.
               (Exact name of registration specified in charter)


                 OKLAHOMA                                73-1412000
         (State of Incorporation)         (I.R.S. Employer Identification No.)

                      500 Chapman Street, Canton, MA 02021
                    (Address of principal executive offices)

                                  617-828-2948
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

YES     X       NO     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of October 1, 1996, 15,932,499 shares of Registrant's Common Stock, $.01 par value, were outstanding.

PART I -  FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 1,              DECEMBER 3,
                                                                   1996                     1995
                                                             --------------           ---------------
                                                               (UNAUDITED)
                                                 ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $   3,337                  $ 4, 005
    Investments                                                          -                     2,102
    Accounts receivable, net                                        17,924                    10,249
    Income tax receivable                                                -                       109
    Inventories                                                     17,873                     8,018
    Prepaid expenses and other current assets                        1,182                       661
                                                                 ---------                ----------
              Total current assets                                  40,316                    25,144
                                                                 ---------                ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:                             55,730                    26,242
    Less - Accumulated depreciation                                  4,989                     3,189
                                                                 ---------                ----------
                                                                    50,741                    23,053
                                                                 ---------                ----------
OTHER ASSETS:
    Goodwill, net of accumulated amortization                        4,227                     4,257
    Other intangible assets, net of accumulated amortization         6,349                     6,903
    Other Assets                                                       371                       173
                                                                 ---------                ----------
              Total other assets                                    10,947                    11,333
                                                                 ---------                ----------
              Total assets                                       $ 102,004                $   59,530
                                                                 =========                ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term notes payable                                    $   21,993                $        -
    Current portion of long-term debt                                    -                        65
    Accounts payable                                                 7,984                     7,488
    Accrued income taxes payable                                     4,081                     2,547
    Other accrued expenses                                           8,445                     5,121
                                                                 ---------                ----------
              Total current liabilities                             42,503                    15,221
                                                                 ---------                ----------
LONG-TERM DEBT, LESS CURRENT PORTION                                 2,938                     3,147
                                                                 ---------                ----------

OTHER LIABILITIES:
    Deferred income taxes                                            4,726                     4,798
    Other long-term liabilities                                      4,556                     1,443
    Minority interests                                                  77                         -
                                                                 ---------                ----------
              Total other liabilities                                9,359                     6,241
                                                                 ---------                ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value-
      Authorized - 20,000,000 shares
      Issued and outstanding - 15,704,907 and 15,889,205
      at December 3, 1995 and September 1, 1996,
      respectively.                                                    159                       105
    Additional paid-in capital                                      27,331                    23,883
    Foreign currency translation adjustment                            340                        39
    Retained earnings                                               19,374                    10,894
                                                                 ---------                ----------
       Total stockholders' equity                                   47,204                    34,921
                                                                 ---------                ----------
       Total liabilities and stockholders' equity                $ 102,004                $   59,530
                                                                  ========                ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED
                                                               ---------------------------------------------
                                                               SEPTEMBER 1,                     AUGUST 27,
                                                                  1996                             1995
                                                               ------------                   --------------
                                                                                (UNAUDITED)
Net Sales                                                       $   25,091                      $   14,586
Cost of Products Sold                                               16,409                           9,647
                                                                ----------                       ---------

    Gross Margin                                                     8,682                           4,939

Selling, General and Administrative
 Expenses                                                            3,820                           2,225
                                                                ----------                       ---------

    Operating Income                                                 4,862                           2,714

Other (Income) Expense
    Interest Expense, net                                              361                              46
    Other, net                                                         (47)                              -
                                                                ----------                       ---------
    Income before provision for
      income taxes                                                   4,548                           2,668
Provision for Income Taxes                                           1,442                             987
                                                                ----------                       ---------

    Net Income                                                   $   3,106                       $   1,681
                                                                 =========                       =========

Earnings per Common Share                                        $    0.20                       $    0.11
                                                                 =========                       =========

Weighted Average Shares Outstanding                                 15,875                          14,825
                                                                 =========                       =========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             NINE MONTHS ENDED
                                                               --------------------------------------------
                                                               SEPTEMBER 1,                     AUGUST 27,
                                                                   1996                            1995
                                                               ------------                   --------------
                                                                                (UNAUDITED)
Net sales                                                       $   66,618                      $   38,988
Cost of products sold                                               43,652                          25,437
                                                                ----------                      ----------

    Gross margin                                                    22,966                          13,551

Selling, general and administrative
 expenses                                                            9,928                           6,138
                                                                ----------                      ----------

    Operating income                                                13,038                           7,413

Other (income) expense
    Interest expense, net                                              684                             849
    Other, net                                                         (62)                              8
                                                                ----------                      ----------
    Income before provision for
      income taxes                                                  12,416                           6,556
Provision for income taxes                                           3,936                           2,425
                                                                ----------                      ----------

    Net income                                                  $    8,480                      $    4,131
                                                                ==========                      ==========

Earnings per common share                                       $     0.54                      $     0.31
                                                                ==========                      ==========

Weighted average shares outstanding                                 15,764                          13,280
                                                                ==========                      ==========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CHICAGO MINIATURE LAMP, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                             NINE MONTHS ENDED
                                                               ------------------------------------------
                                                                SEPTEMBER 1,                 AUGUST 27,
                                                                   1996                         1995
                                                               --------------              --------------
                                                              (unaudited)
OPERATING ACTIVITIES
Net income                                                         $ 8,480                     $ 4,131
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
    Depreciation and amortization                                    2,439                       1,254
    Deferred income taxes                                              (72)                         74
    Minority interest                                                   13                           -
Changes in operating assets and liabilities:
    Accounts receivable                                             (4,502)                       (159)
    Inventories                                                     (6,560)                         64
    Prepaid expenses and other                                        (114)                       (565)
    Accounts payable                                                (1,898)                       (906)
    Accrued expenses                                                (1,042)                       (750)
    Accrued and prepaid income taxes                                  (223)                      1,984
    Due to/from related party                                          693                      (1,079)
    Other long-term liabilities                                        126                        (132)
    Other                                                              101                         178
                                                                  --------                     -------
Net cash provided by (used in) operating activities                 (2,559)                      4,094
                                                                  --------                     -------
INVESTING ACTIVITIES
Purchases of property, plant, and equipment                         (6,487)                     (2,097)
Acquisitions, net of cash acquired                                 (10,899)                     (3,441)
Decrease in short-term investments                                   2,102                           -
                                                                  --------                     -------
Net cash used in investing activities                              (15,284)                     (5,538)
                                                                  --------                     -------
FINANCING ACTIVITIES
Net borrows (repayments) of line of credit                          17,488                      (7,055)
Payments of long-term debt                                            (620)                    (11,852)
Net proceeds from issuance of stock                                      -                      23,747
Exercise of common stock options                                       307                           -
Net cash provided by (used in ) financing activities                17,175                       4,840
                                                                  --------                     -------

Net increase (decrease) in cash and cash
     equivalents                                                      (668)                      3,396
Cash and cash equivalents, beginning of period                       4,005                       4,558
                                                                  --------                     -------
Cash and cash equivalents, end of period                          $  3,337                     $ 7,954
                                                                  ========                     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
     Interest                                                     $    276                     $   849
                                                                  ========                     =======
     Income taxes                                                 $  2,992                     $     -
                                                                  ========                     =======

   The accompanying notes are an integral part of these financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1           GENERAL

                 The interim consolidated financial statements presented have been prepared by the Chicago Miniature Lamp, Inc (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 1, 1996 and August 27, 1995, (b) the financial position at September 1, 1996, and (c) the cash flows for the nine month period ended September 1, 1996 and August 27, 1995. Interim results are not necessarily indicative of results for a full year.

                 The consolidated balance sheet presented as of December 3, 1995 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included in the annual financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated February 28, 1996.

NOTE 2           INVENTORIES

                 Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out (FIFO) method. Inventories consist of the following at September 1, 1996 and December 3, 1995 (dollars in thousands):

                                                      September 1,              December 3,
                                                          1996                      1995
                                                     -------------            --------------
              Raw materials                            $  6,280                   $ 3,320
              Work in progress                            4,367                     1,115
              Finished Goods                              7,226                     3,583
                                                       --------                   -------
              Inventory at FIFO                        $ 17,873                   $ 8,018
                                                       ========                   =======

NOTE 3           ACQUISITIONS

                 On March 30, 1995, the Company, through its wholly owned subsidiary Industrial Devices, Inc. ("IDI") acquired all of the capital stock of Plastomer Inc., a Canadian company, for $5,000,000 Canadian in cash. The foreign currency exchange rate as of March 30, 1996 was 0.713 US dollars to one Canadian dollar.

                 In August 1995, IDI acquired all of the capital stock of Fredon Development Industries, Inc. ("Fredon") for $2,245,000 in cash.

                 On November 10, 1995, the Company, through its wholly owned subsidiary Badalex Limited ("Badalex"), acquired substantially all of the assets of STT Badalex Limited, STI Lighting Limited, PRT Shipping Limited, and STT Holdings Limited, all companies formed under the laws of England. Total consideration for the acquisition was approximately $7,200,000.

                 On December 1, 1995, the Company acquired all of the outstanding stock of Electro Fiberoptics, Inc. for $1,600,000 in cash. This acquisition was made through the Company's wholly owned subsidiary, CML Fiberoptics, Inc.

                 In December 1995, the Company acquired certain assets of Phoenix Lighting(UK) Limited for approximately $2,400,000 in cash.

                 Effective May 1, 1996, the Company acquired all the outstanding equity of W. Albrecht GmbH u. Co. KG (Germany) and Alba Lamps, Inc. (USA) and certain of their affiliates for approximately $8,500,000 in cash, 150,000 shares of common stock of the Company and the assumption of approximately $4.9 million of bank debt.

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

                 Based on unaudited data, the following table presents the Company and its subsidiaries' selected financial information on a pro forma basis, assuming the companies had been combined since November 28, 1994 (dollars in thousands, except earnings per share):


                                                   NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 1, 1996                   AUGUST 27, 1995
                                                 ---------------------                ---------------
         Net sales                                    $ 77,286                            $ 74,756
         Net income                                   $  8,422                            $  3,843
         Net income per share                         $    .53                            $    .29

              The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made as of November 28,1994.

NOTE 4        CAPITAL STOCK

              On August 5, 1996, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend was paid on August 27, 1996 to shareholders of record August 16, 1996.

NOTE 5        SUBSEQUENT EVENT

              On October 10, 1996, the Company completed a secondary public offering thereby issuing 3,065,000 shares of its Common Stock.

PART I
ITEM 2

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the results of operations for the three months and nine months ended September 1, 1996 should be read in conjunction with the Consolidated Financial Statements of the Company with accompanying notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 27,1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 1, 1996.

         Net sales increased from $14.6 million for the three months ended August 27, 1995 to $25.1 million for the three months ended September 1, 1996. This increase in sales volume was due primarily to growth of market share and customer development as enhanced by the prior year acquisitions of Plastomer. Inc. and Fredon Development Industries; and current year acquisitions (for sales purposes) of Badalex, Electro FiberOptics (CML-Fiberoptics), Phoenix Lighting (UK) Limited (CML-Europe) and W. Albrecht GmbH u. Co. KG (CML-Alba). (Reference Note 3 Acquisitions of the Consolidated Financial Statements.)

         The growth in sales resulting from the successful integration of acquisitions into the core entity, and the combined entity's ability to generate increased internal growth, is reflective of the Company's 71.9% growth in revenues as compared to the three months ended August 27, 1995.
Identifiable net sales from current year acquisitions in the three months ended September 1, 1996 totaled $7,322,807.

         Gross margin increased from $4.9 million for the three months ended August 27, 1995 to $8.7 million for the three months ended September 1, 1996 due to the increase in sales volume. As a percentage of net sales, gross margin increased from 33.9% for the three months ended August 27, 1995, to 34.6% for the three months ended September 1, 1996 due to a change in product mix somewhat impacted by the acquired businesses. Gross margins of the acquired businesses are expected to improve by the end of fiscal 1996 as post-acquisition operational changes take effect.

         Selling, general and administrative expenses increased from $2.2 million for the three months ended August 27, 1995 to $3.8 million for the three months ended September 1, 1996. This increase is largely due to the integration of acquisitions (reference Note 3 - Acquisitions of the Consolidated Financial Statements.) As a percentage of net sales, selling, general and administrative expenses were approximately 15.3% and 15.2% for the three months ended August 27, 1995 and the three months September 1, 1996, respectively. During fiscal 1996, the continued integration of the new acquisitions into the Company's structure of centralized selling, general and administrative expense is expected to have a positive effect. No assurance, however, can be given that such will occur.

         Interest expense, net, increased from $46,000 for the three months ended August 27, 1995 to $361,000 for the three months ended September 1, 1996, as a result of debt incurred to finance acquisitions.

         Other income for the three months ended September 1, 1996 includes an unrealized gain on foreign currency transactions totaling $127,000,

         As a result of the above, income before provision for income taxes increased from a $2.7 million profit for the three months ended August 27, 1995, to a profit of $4.5 million for the three months ended September 1, 1996. As a percentage of net sales, income before provision for income taxes, decreased from 18.3% for the three months ended August 27, 1995 to 18.1%, for the three months ended September 1, 1996.

         For the three months ended September 1, 1996, the Company recorded a tax provision of $1,442,000 on pre-tax income of $4,548,000 for an effective rate of approximately 32%. compared to 37% in the three month period ended August 27, 1995. The lower tax rate is primarily due to the establishment of foreign operations and the resulting impact of lower effective income taxes in those countries.

NINE MONTHS ENDED AUGUST 27,1995, COMPARED TO NINE MONTHS ENDED SEPTEMHER 1,
1996.

         The Company's net sales increased from $39.0 million for the nine months ended August 27, 1995, to $66.6 million for the nine months ended September 1, 1996. This increase in sales volume was due primarily to growth of market share and customer development as enhanced by the prior year acquisitions of Plastomer and Fredon Development Industries: and current year acquisitions (for sales purposes) of Badalex,, Electro Fiber Optics (CML-Fiberoptics), Phoenix Lighting (U.K.) Limited (CML-Europe) and W. Albrecht GmbH u. Co. KG (CML-Alba). (Reference Note 3 - Acquisitions of the Consolidated Financial Statements.)

         The growth in sales resulting from the successful integration of acquisitions into the core entity, and the combined entity, s ability to generate increased internal growth, is reflective of the Company's 70.8% growth in revenues as compared to the nine months ended August 27, 1995. Identifiable net sales from current year acquisitions in the nine months ended September 1, 1996 totaled $18,534,635.

         Gross margin, as a percentage of net sales. decreased from 34.8% of net sales for the nine months ended August 27, 1995, to 34.5% for the nine months ended September 1, 1996, primarily as a result of the impact of acquired businesses and sornewhat by the change in product mix. Gross margins of the acquired business are expected to improve by the end of fiscal year 1996 as post-acquisition operational changes take effect.

         Selling, general and administrative expenses increased from $6.1 million for the nine months ended August 27, 1995, to $9.9 million for the nine months ended September 1, 1996. This increase is largely due to the integration of acquisitions (reference Note 3 - Acquisitions of the Consolidated Financial Statements). As a percentage of net sales, selling, general and administrative expenses decreased from 15.7% for the nine months ended August 27, 1995, to 14.9% for the nine months ended September 1, 1996. During fiscal 1996, the continued integration of the acquisitions into the Company's structure of centralized selling, general and administrative expense is expected to have a positive effect.

         Interest expense, net, decreased from $849,000 for the nine months ended August 27, 1995, to $684,000 for the nine months ended September 1, 1996, as a result of the paydown in debt in June 1995, with the proceeds from the initial public offering and increased cash flows, somewhat offset by debt incurred to finance acquisitions.

         Other income for the nine months ended September 1, 1996 includes an unrealized gain on foreign currency transactions totaling $142,000.

         For the nine months ended September 1, 1996, the Company recorded a tax provision of $3.9 million on pre-tax income of $12.4 million, for an effective rate of approximately 32%, compared to 37% in the nine month period ended August 27, 1995. The lower tax rate is primarily due to the establishment of foreign operations and the resulting impact of lower effective income taxes in those countries.

         As a result of the above, income before provision for income taxes, increased from a $6.6 million profit for the nine months ended August 27, 1995, to a profit of $12.4 million for the nine months ended September 1, 1996. As a percentage of net sales, income before provision for income taxes, increased from 16.8% for the nine months ended August 27, 1995, to 18.6% for the nine months ended September 1, 1996. This increase is due primarily to the effects of the corporate, strategic plan of synergistic acquisitions , vertical integration, and industry consolidation. This plan has increased sales and improved the overall operating efficiencies of the Company.

LIQUIDITY AND CAPITAL RESOURCCS

         Prior to its initial public offering in June 1995, the Company financed its operations primarily with cash from operations and bank borrowings secured by Company assets and guarantees by Mr. Frank Ward. In June 1995, the Company completed its initial public offering pursuant to which the Company issued and sold 3,195,000 shares of its Common Stock and received net proceeds of approximately $23.7 million. The Company used such net proceeds primarily to reduce its outstanding indebtedness.

         On October 10, 1996, the Company completed a secondary public offering, thereby issuing 3,065,000 shares of its Common Stock. The net proceeds to the Company from the sales of the 3,065,000 shares of Common Stock offered by it hereby are estimated to be approximately $85.3 million (approximately $98.2 million if the Underwriters' overallotment option is exercised in full), after deduction of underwriting discounts and commissions and expenses payable by the Company, estimated at $600,000. The Company will not receive any proceeds from the sale of shares of Common Stock by the Selling Shareholders.

         With the net proceeds, the Company will repay a portion of the indebtedness outstanding under the Company's credit facilities. Amounts repaid by the Company under its credit facilities will be available for re-borrowing. The Company intends to use net proceeds to equip a facility for, or to acquire a business primarily engaged in, the production of LEDs and to develop or purchase equipment to increase its production of incandescent bulbs and to increase automation at certain of the Company's manufacturing facilities. The remaining net proceeds will be added to the Company's working capital and will be available for general corporate purposes, including possible future acquisitions. Pending the Company's use of the net proceeds of the secondary offering, the Company will make short-term investments in interest-bearing savings accounts, certificates of deposit, United States Government obligations, money market accounts, interest bearing securities or other insured short-term, interest-bearing investments.

         Net cash used in operating activities was $2.6 million for the nine months ended September 1, 1996, and the Company's investing activities totaled $15.3 million. The investing activities primarily included the Alba Acquisition, in connection with which the Company paid approximately DM 13.1 million (or $8.5 million) in cash, assumed certain liabilities totaling approximately DM 7.5 million (or $4.9 million) and issued 150,000 shares of the Company's Common Stock. Net cash provided by financing activities included $17.2 million in net borrowings under the Company's credit facilities.

         In fiscal 1995, the Company entered into a bank financing agreement. The agreement provides a $5.0 million operating line of credit and a $30.0 million loan facility for acquisitions and capital expenditures, both of which are subject to a defined borrowing base limitation. In addition, under the bank financing agreement, the Company has an $8.0 million letter of credit facility. Borrowings under the bank financing agreement mature December 30. 1997 and interest accrues at the prime rate (8.25% per annum as of September 1, 1996). As of September 1, 1996, the Company had available borrowings of approximately $13.8 million under the bank financing agreement (subject to the defined borrowing base limitation) and had outstanding borrowings of approximately $16.0 million under the acquisition facility. As of September 1, 1996, letters of credit issued under the credit facility totaled approximately $8.0 million.

         In August 1996, the Company obtained a commitment for an amended bank financing agreement. The new $65.0 million credit facility is expected to include (i) a $25.0 million operating, revolving line of credit to support letters of credit and borrowings for the working capital needs of the Company and its subsidiaries in the United States and Canada (the "Domestic Line of Credit"); (ii) a $10.0 million revolving line of credit for the working capital needs of certain foreign subsidiaries of the Company (the "Foreign Line of Credit"); and (iii) a $30.0 million non-revolving acquisition line of credit. Borrowings under the new credit facility will be subject to a defined borrowing base. The Domestic Line of Credit and the Foreign Line of Credit are expected to mature in July 1998. With respect to loans made under the acquisition line of credit, interest will be payable for the first 18 months and, thereafter, such borrowings will be amortized over a period of five years. Interest rates on borrowings under the new credit facility will vary, at the Company's option, from rates equal to the bank's prime rate or various Eurocurrency rates plus a specified number of basis points.

         The Company, from time to time, enters into forward currency contracts under which the Company is required to settle each contract at a future date by exchanging a fixed amount of U.S. dollars or other currency for a fixed amount of a denominated currency. Consequently, to the extent the value of the denominated currency fluctuates relative to the U.S. dollar or such other currency, the Company's financial statements reflect a realized or unrealized gain or loss. The Company's ability to enter into offsetting contracts prior to settlement of such contracts and the Company's ability to use U.S. dollars or other foreign currency generated through the Company's operations to settle its contracts, can help the Company to mitigate its exposure to potential losses under these contracts.

         The Company believes that the net proceeds from the secondary offering, cash from operations and borrowings available under the Company's credit facility will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future.

                 CHICAGO MINIATURE LAMP, INC.  AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Items 1-5           None

Item 6          Exhibits and Reports on Form 8-K

                (a) Exhibits

                    27  Financial Data Schedule (For SEC Use Only)

                (b) Reports on Form 8-K

                    None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        Chicago Miniature Lamp, Inc.


Date:  October 16, 1996                 By:     /s/ Ronald S. Goldstein
                                           -----------------------------------
                                        Ronald S. Goldstein
                                        Chief Financial Officer



Date:  October 16, 1996                 By:      /s/ Frank M. Ward
                                           -----------------------------------
                                        Frank M. Ward, President and
                                        Chief Executive Officer