Form 10-K
period 1996-12-01
CHICAGO MINIATURE LAMP INC
filed 1997-02-28
CIK 942138

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 1, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to _____________________

                         COMMISSION FILE NUMBER 0-25848

                          CHICAGO MINIATURE LAMP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OKLAHOMA                       73-1412000
            (State or other jurisdiction          (I.R.S. Employer
         of incorporation or organization)       Identification No.)

500 CHAPMAN STREET, CANTON, MASSACHUSETTS              02021
(Address of principal executive officers)           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617)828-2948

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X            No
                                               -----             -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 14, 1997, 19,457,249 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock of the Registrant held by non-affiliates (8,950,000 shares) was approximately $183,475,000 based on the market price at that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement regarding the 1997 annual shareholders meeting is incorporated by reference in Part III (Items 10 through 13) of this Report.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

GROWTH THROUGH ACQUISITIONS

         The Company's growth strategy includes acquisitions and the Company intends to seek additional acquisition opportunities. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, secure financing on acceptable terms, complete acquisitions, integrate acquired operations into existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the completion of such acquisitions while the operations of the acquired business are being integrated into the Company's operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company's existing operations, or otherwise perform as expected. In addition, the Company competes for acquisition and expansion opportunities with companies that have substantially greater resources.

DEPENDENCE ON CERTAIN INDUSTRIES

         Although the Company's markets are diversified, its business is affected by trends in the industries which use the Company's products. For the year ended December 1, 1996, giving effect to the acquisition of Alba* which occurred in May 1996, approximately 28% and 26% of the Company's net sales were derived from the sale of miniature lighting components to the automotive industry and the electronics and communication industry, respectively. The automotive industry is cyclical in nature. Any downturn in the automotive industry or the electronics and communication industry could have a material adverse effect on the portion of the Company's business attributable to such industry as well as an adverse effect on the Company's results of operations and financial condition taken as a whole.

DEPENDENCE ON FOREIGN SUPPLIERS

         One of the major components used by the Company in its lighting assemblies is LEDs. Since the Company does not currently manufacture LEDs, it must purchase all of the LEDs it uses or sells. The Company acquires LEDs from several sources, all of which are currently manufactured in the Pacific Rim.

----------
* W. Albrecht GmbH u. Co. KG ("Alba Germany"), Alba Light Design GmbH ("Alba-Light Design"), Alba Lamps, Inc. ("Alba-USA") and certain other afiliated entities. The Company also acquired a majority interest in A&S Electric, spol.s.r.o. ("Alba-CZ"), Alba Technology (M) Sdn. Bhd. ("Alba-Malaysia").

Any event adversely affecting the supply of LEDs could have a material adverse effect on the Company's results of operations and financial condition. The Company intends to equip a facility for, or to acquire a business primarily engaged in, the production of LEDs. However, there is no assurance that this will be accomplished in the near future.

FOREIGN OPERATIONS

         The Company currently manufactures and sells products in certain foreign countries, primarily Germany, the United Kingdom and Canada. The manufacturing costs, profit margins and competitive position of the Company are consequently affected by the strength of the currencies in countries where it manufactures goods relative to the strength of the currencies in the countries where its products are sold. The Company's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U. S. dollars. In addition, the Company from time to time enters into forward currency contracts under which the Company is required to settle each contract at a future date by exchanging a fixed amount of U.S. dollars or other currency for a fixed amount of a denominated currency. Consequently, to the extent the value of the denominated currency fluctuates relative to the U.S. dollar or such other currency, the Company's financial condition could be adversely affected upon settlement of such contracts depending on a number of factors. Further, the Company's international operations are generally subject to various risks that are not present in domestic operations, including restrictions on dividends and repatriation of funds.

COMPETITION

         The industry in which the Company operates is highly competitive. Most of the Company's competitors offer products in some but not all of the markets served by the Company. The Company competes primarily on the basis of price, product quality, design and engineering, customer service and delivery. Competitors range from large, diversified companies, some of which have substantially greater financial resources than the Company, to small brokers representing Pacific Rim manufacturers. There can be no assurance that the Company will be able to continue to compete successfully in its industry.

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent to a significant extent upon the efforts and abilities of its Chief Executive Officer and principal shareholder, Mr. Frank
M. Ward. The loss of the services of Mr. Ward could have a material adverse effect on the Company.

CONTROL BY PRINCIPAL SHAREHOLDER AND CHIEF EXECUTIVE OFFICER

         Mr. Ward, together with members of his immediate family, beneficially own approximately 51.9% of the outstanding shares of Common Stock. As a result, Mr. Ward, together with such family members, is able to elect the entire Board of Directors, control the vote on all matters submitted to a shareholder vote and effectively control the Company.

NO DIVIDENDS ANTICIPATED

         The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, dividend payments may also be restricted by financial covenants contained in the Company's credit facilities.

VOLATILITY OF MARKET PRICE FOR COMMON STOCK

         From time to time, there may be significant volatility in the market price for the Common Stock. Operating results of the Company, changes in general economic conditions and the financial markets, or other developments affecting the Company or its competitors could cause the market price for the Common Stock to fluctuate substantially.

                                   PART I

ITEM 1. BUSINESS.

         Chicago Miniature Lamp, Inc. is a vertically integrated manufacturer and supplier of a wide variety of miniature lighting products comprised primarily of value-added miniature lighting assemblies and miniature bulbs and, to a lesser extent, miniature bulb sockets, automated bulb manufacturing equipment and fiber optic products. In addition, in January 1997 the Company acquired all of its outstanding shares of capital stock of Valmont Electric, Inc. ("Valmont"), a manufacturer of magnetic and electronic ballasts for the fluorescent, sign and high intensity discharge ("HID") lighting markets. The Company's lighting products are used mainly as visual fault or status indicators and for illumination in a wide array of products. Product applications range from "power on" indicators for small household products such as steam irons, electric blankets and coffee makers to sophisticated lighting assemblies for automobile message centers and telecommunications status arrays. The Company's products are sold primarily to OEMs in the automotive, electronics and communication, appliance and aviation industries. As a result of recent foreign acquisitions, the Company now markets its products throughout North America and Europe.

         Many OEMs have adopted and are becoming increasingly reliant upon the outsourcing of customized assemblies, and the Company believes this trend will continue as OEMs attempt to: (i) reduce time to market; (ii) reduce capital investment; (iii) gain access to leading technological solutions; and (iv) reduce inventory. The Company is positioning itself to provide "one stop" lighting solutions to its customers' miniature lighting requirements. Companies which operate in the miniature lighting market have generally been small, specialized producers of individual components, including light sources', sockets, housings, lenses and wiring harnesses. The Company's strategy is to operate as a vertically integrated manufacturer producing both discrete lighting components and customized lighting assemblies. Through the Company's acquisition of leading niche companies, the Company has the ability to design, manufacture and assemble the majority of the components utilized in its miniature lighting products and to provide its customers with a wide range of value-added products and services. The degree of vertical integration employed in the Company's operations has enabled it to differentiate itself from its competitors.

         As a result of the Company's operating and growth strategies, net sales increased from $9.0 million for the year ended April 30, 1992 to $94.2 million for the year ended December 1, 1996. In addition, operating income increased from approximately $306,000 for the year ended April 30, 1992 to $18.5 million for the year ended December 1, 1996.

         Subsequent to the Company's year end, on January 30, 1997, the Company consummated the purchase of all of the outstanding shares of capital stock of Valmont, a wholly owned subsidiary of Valmont Industries, Inc. Valmont is a manufacturer of magnetic and electronic ballasts for the fluorescent, sign and HID lighting markets. The Company intends to continue the operations of Valmont as presently being conducted. The purchase price was approximately $25 million and the source of funds was cash realized from proceeds received from the Company's public offering which occurred in October, 1996. Based on unaudited results for the year ended December 31, 1996, Valmont is reporting revenues of approximately $93 million and a pre-tax operating loss of approximately $580,000.

OPERATING STRATEGY

         The Company's operating strategy is designed to enhance the Company's presence as a leading manufacturer and supplier of miniature lighting products by augmenting its technology, engineering and design capabilities, broadening its product offerings, providing additional manufacturing facilities and accessing related markets.

         Vertical Integration. The Company intends to further enhance the vertical integration of its operations by broadening the range of lighting components which it manufactures and uses in its miniature lighting assemblies. As the Company increases the percentage of Company-manufactured components used in its lighting assemblies, it achieves greater control over the quality of such assemblies and improves the cost-effectiveness of its operations. The Company's ability to manufacture a wide array of miniature lighting components also enables the Company to make more complex, value-added assemblies, which generally have higher average selling prices per unit and higher margins than discrete lighting components. The Company's vertical integration also improves manufacturing flexibility, enabling the Company to respond quickly to customers' specialized needs and shifts in demand.

         Technology-driven Product Innovation. Miniature lighting products and the related manufacturing technology are becoming increasingly sophisticated, making it difficult for OEMs to maintain the necessary technical expertise needed for product development. Through the acquisition of various niche companies operating within the miniature lighting and fiber optic industries, the Company's technology expertise has expanded. The Company has utilized its technical expertise to develop close working relationships with its OEM customers by designing and manufacturing lighting solutions in cooperation with such customers to meet their specific needs. In addition, the Company closely monitors developing technologies within the industry and its sales data to determine whether to pursue manufacturing new lighting products. For example, in December 1995, the Company acquired Electro Fiberoptics, Inc. ("Fiberoptics"), a manufacturer of fiber optic products. The Company is pursuing further opportunities for the development and integration of various fiber optic products. In January 1997 the Company entered into a joint venture agreement with Schott Corporation, a major German corporation, to expand both companies fiberoptic activities in North America. The Company believes that it can expand its business by offering new products and entering new niche markets in which it can be one of a few leading suppliers. Diversification in products and markets will continue to be a key component of the Company's operating strategy.

         Improving Operating Efficiencies. The Company has realized various cost savings in connection with integrating acquired companies. Specifically, the Company has successfully realigned acquired companies by focusing their manufacturing operations on selected lighting products, primarily those products which have higher profit margins and stronger growth prospects. In connection with such realignment, the Company has adjusted, in some cases, the product mix manufactured by acquired companies in an effort to improve the profitability of such companies, which has had the short-term effect in certain cases of reducing the net sales of such acquired companies. Additionally, the Company has been able to consolidate certain administrative functions. For example, the Company's customer base has generally overlapped the customer base of these acquired businesses and, as a result, the Company has been able to serve most of the customers of the acquired companies with its existing sales force, reducing selling expenses as a percentage of net sales. Further, the Company's ability to use components it manufactures in its miniature lighting assemblies provides cost savings. The Company can also capitalize on its purchasing power for those products which it does not manufacture.

         Responsiveness and Quality. The Company believes that responsiveness to customers' "just-in-time" demands and quality are critical factors for success in the miniature lighting industry. The Company strives to improve its manufacturing operations by automating its manufacturing processes wherever possible to reduce costs and increase production capacity. By custom designing manufacturing equipment, the Company has the ability to automate single, labor intensive steps within an assembly line operation as well as an entire product assembly line. In addition, the Company has developed the technology to monitor and control its production performance. As a result of these initiatives, the Company has achieved a preferred supplier designation for several of its most important OEM customers, including Q-1 certification from Ford Motor Company, a Quality Excellence award from Chrysler Corp., and is certified as a QS-9000, ISO 9001 and Euro-Net ISO 9000 and 9001 supplier.

GROWTH STRATEGY

         The Company believes that it is well positioned to continue its growth due to several factors. The increased vertical integration of the Company has provided it with certain cross selling opportunities as acquisitions have expanded the Company's product line to include new, complimentary products. Further, the Company has high speed, bulb manufacturing equipment capability which allows it to manufacture many of the categories of bulbs utilized in its operations (except for LEDs). The Company also intends to continue its expansion both domestically and internationally. The Company has been able to identify and acquire established businesses that it believes have well-developed market positions and strong reputations for technology, quality and innovation. The Company believes that its market and financial strength, knowledge of the industry and its participants, and continued execution of its operating strategy will help to create opportunities for continued growth.

         Increasing Sales to Existing and New Customers. The Company focuses on expanding its market by designing, developing, and marketing "one stop" lighting solutions. Historically, OEMs have had to contract with separate companies to secure bulbs, wires, plastics, and assemblies for visual indicators and illuminated products. The Company fulfills its customers' outsourcing and "just-in-time" inventory needs by rapidly providing innovative, cost-effective lighting solutions for the tooling, molding, and assembling of specialized lighting components. The Company believes that its "one stop" strategy has enabled it to establish strategic relationships with significant OEM customers to jointly develop new product solutions. The result has been new growth opportunities with customers like American Telephone & Telegraph Co., Black & Decker Corp., Cabletron Systems, Inc. and Lithonia Lighting (a division of National Services Industries, Inc.).

         Automating and Expanding Manufacturing Operations. As miniature lighting products have become more technically advanced, the Company's manufacturing operations have become increasingly automated. The Company intends to continue its vertical integration by designing, manufacturing and assembling a greater percentage of the components assimilated in its miniature lighting products. Through the acquisition of STT Holdings Ltd. and affiliates ("Badalex"), the Company has the capability of designing and producing high speed, bulb manufacturing equipment. This equipment gives the Company the flexibility to manufacture many of the categories of bulbs used in its operations. The Company is in the process of expanding its manufacturing operations to include the production of LEDs and through its recent acquisition of Valmont now produces ballasts for the fluorescent, sign and HID lighting markets.

         International Expansion. The Company has identified international markets, primarily Europe, as a major source of potential future growth. The Company intends to focus on Europe because of its size and similarity to the North American marketplace. The Company believes that the acquisition of Alba Speziallampen Holding GmbH and affiliates ("Alba") in May 1996, has provided the Company with a significant European market presence and a platform from which to acquire, restructure and integrate additional complementary European companies. The Company is seeking to capitalize on the recognized and respected names of Alba and Badalex to introduce the Company's products in the European market. In addition, due to its international expansion, the Company has the ability to meet the needs of its customers' foreign operations. The Company plans to continue to seek additional acquisitions throughout Europe in an effort to mirror its domestic strategy, thereby attempting to consolidate the fragmented European miniature lighting industry.

         Complementary Acquisitions. Within the miniature lighting and fiber optic industries there are many well known, private companies which produce various lighting related products. As the Company believes that it would be very difficult and expensive to establish the name, reputation, form and function comparable to these companies, the Company has generally used strategic acquisitions to effect its vertical integration strategy. The Company continues to seek acquisitions that will augment its technology, engineering and design capabilities, broaden its product offerings, and provide additional manufacturing facilities and access to related markets. The Company believes that its extensive knowledge of the fragmented miniature lighting and fiber optic industries provides an important competitive advantage in identifying domestic and international acquisition opportunities.
Additionally, the Company believes that its demonstrated success in integrating and improving acquired businesses will continue to provide the Company with significant growth opportunities.

ACQUISITIONS

         The following table sets forth the acquisitions which have been consummated by the Company since January 1992:

                                         DATE OF
BUSINESS                               ACQUISITION            TYPE OF OPERATION                  LOCATION
--------                               -----------            -----------------                  --------
Chicago Miniature Lamp, Inc           October 1992          Distributor of miniature lighting   Buffalo Grove,
                                                            components                          Illinois

Glolite Sales, LTD.                   April 1993            Manufacturer of miniature neon      Pauls Valley,
                                                            and incandescent bulb and string    Oklahoma
                                                            lighting products

Industrial Devices, Inc. ("IDI")      May 1994              Designer and manufacturer of        Hackensack,
                                                            miniature lighting products         New Jersey

Plastomer Inc.                        March 1995            Manufacturer and supplier of        Barrie, Ontario,
                                                            miniature lighting assemblies       Canada
                                                            and bulb sockets


Fredon Industrial Development, Inc.   August 1995           Machine tooling and die             Newton,
("Fredon")                                                  making                              New Jersey

STT Holdings Limited (1)              November 1995         Manufacturer of bulb making         Byfleet, Surrey,
("Badalex")                                                 machine equipment                   United Kingdom

Electro Fiberoptics, Inc              December 1995         Manufacturer of fiber optic         Marlboro,
("CML Fiberoptics")                                         products                            Massachusetts

Phoenix Lighting (U.K.) Limited       December 1995         Manufacturer of halogen and         Coalville,
("CML Europe")                                              specialty bulbs                     Leicestershire,
                                                                                                United Kingdom

Alba (2)                              May 1996              Manufacturer of miniature           Bamberg,
                                                            lighting products                   Germany

Valmont Electric, Inc.                January 1997          Manufacturer of ballasts            El Paso,
                                                                                                Texas


-----------
(1) The Company acquired substantially all of the assets of (i) STT Holdings Limited, which included two of its subsidiaries (STT Badalex Limited and STI Lighting Limited), and (ii) PRT Shipping Limited.

(2) In connection with the Alba acquisition, the Company acquired (i) W. Albrecht GmbH u. Co. KG ("Alba Germany"), (ii) Alba Light Design GmbH ("Alba-Light Design"), (iii) Alba Lamps, Inc. ("Alba-USA"), and (iv) certain other affiliated entities. The Company also acquired a majority interest in A&S Electric, spol.s.r.o. ("Alba-CZ") and Alba Technology (M) Sdn. Bhd. ("Alba-Malaysia").

         On January 29, 1997 the Company entered into a joint venture agreement with Schott Corporation ("Schott") to form a company to be owned 51% by the Company and 49% by Schott. The purpose of the joint venture is to expand each company's respective fiberoptic activities in North America. Schott Corporation (a $1.8 billion company headquartered in Mainz, Germany) is one of the world's largest manufacturers of optical and technical glasses for commercial, industrial, scientific, and consumer markets.

         Although the Company intends to seek additional acquisition and joint venture opportunities, it currently has no agreements, arrangements or understandings with respect to any particular acquisition or joint venture, and there can be no assurance that any acquisitions or joint ventures will be completed.

INDUSTRY OVERVIEW

         The lighting industry is a large, mature market, which is characterized by the long life cycle of its lighting products. The miniature lighting market is a specialized subset of the overall lighting industry, which exhibits slow product obsolescence, stable underlying demand and moderate growth. While the lighting industry is dominated by General Electric Co., Philips Electronics, N. V., and Osram (Siemens AG), the miniature lighting industry is fragmented with many private companies. Purchasers of miniature light bulbs are primarily OEMs in the automotive, electronics and communications, appliance and aviation industries, whose products require a wide variety of illumination. Generally, miniature light bulbs are inserted into lighting assemblies that may be used in circuit board and panel mount applications that can be incorporated into a wide variety of OEM products.

         There has been increased acceptance by OEMs of the use of lighting manufacturing specialists for the production of miniature lighting assemblies. Many OEMs have adopted and are becoming increasingly reliant upon the outsourcing of customized assemblies, and the Company believes this trend will continue as OEMs attempt to: (i) reduce time to market; (ii) reduce capital investment; (iii) gain access to leading technological solutions; and (iv) improve inventory management.


PRODUCTS AND MARKETS

         The Company's value-added capabilities and services range from the simple addition of leadwires, terminals, resistors and/or insulating tubing to discrete bulbs and LEDs to the production of complex information modules that combine bulbs, housings, and cable assemblies. The lighting sources used by the Company in its lighting assemblies are LEDs and miniature incandescent and neon bulbs. Such lighting sources and sockets are also sold as discrete items. The type of lighting source used in an application is typically dependent on user preference and voltage availability. Neon bulbs offer long life, utilize very little energy, provide very limited light output and are used in 110-volt applications. Incandescent bulbs provide the brightest illumination but have relatively short lives and utilize the most energy. LEDs offer extremely long life, low energy consumption and good shock and vibration resistance but have relatively limited light output. Further, miniature incandescent bulbs and LEDs are typically limited to low voltage applications (5-10 volts). Substantially all of the neon bulbs sold or used by the Company are manufactured by the Company, whereas a substantial portion of all the incandescent bulbs and all of the LEDs used in the Company's assemblies or sold as discrete miniature items are currently purchased from third parties. All LEDs used by the Company are currently imported from the Pacific Rim. However, as a result of a recent public offering, the Company intends to equip a facility for, or to acquire a business primarily engaged in, the production of LEDs. However, there is no assurance that this will be accomplished in the near future.

         The Company has increasingly focused its marketing efforts on major OEMs that have a need for customized, value-added assemblies. The majority of the Company's miniature lighting assemblies are used primarily in circuit board and panel mount applications that can be incorporated into a wide variety of OEM products. The Company's product lines consist of standard, modified standard and customized products. OEMs generally purchase standard, modified standard and customized, value-added products, whereas distributors primarily purchase standard products. The following sets forth the percentage of net sales by product category of the Company for the year ended December 1, 1996:

         Lighting Assemblies  . . . . . . . . . . . . . . . . . .           59%
         Discrete Bulbs and LED's . . . . . . . . . . . . . . . .           27%
         Manufacturing Equipment  . . . . . . . . . . . . . . . .            9%
         Other  . . . . . . . . . . . . . . . . . . . . . . . . .            5%
                                                                        -------
                                                                           100%


         The Company's miniature lighting products serve a broad range of markets and are used in applications from "power-on" indicators for small household appliances to sophisticated lighting assemblies for automobile message centers and telecommunications status arrays. For the year ended December 1, 1996, approximately 79% of the Company's net sales were to OEMs. The following sets forth the percentage of net sales of miniature lighting products by market and application for the year ended December 1, 1996:

                 Automotive . . . . . . . . . . . . . . . . . . .        28%
                 Electronics and Communication  . . . . . . . . .        26%
                 Distribution . . . . . . . . . . . . . . . . . .        21%
                 Industrial . . . . . . . . . . . . . . . . . . .         9%
                 Appliances . . . . . . . . . . . . . . . . . . .         7%
                 Other  . . . . . . . . . . . . . . . . . . . . .         9%
                                                                       -----
                                                                        100%

         MARKET                                                          APPLICATION
----------------------------                 --------------------------------------------------------------------------
Automotive  . . . . . . . . . . . . . .      Bulb sockets, panel and switch backlighting, system status indicators, reading lights, vanity lights, and illuminators for vehicle cavities.

Electronics and communication . . . . .      Computer and hardware, local area network ("LAN") equipment, telecommunications equipment, electric signage, switches and indicators, commercial lighting, industrial controls, and home entertainment equipment.

Distribution  . . . . . . . . . . . . .      Industrial, marine, aviation and electronic distributors resell the
                                             Company's products to a wide variety of OEMs and directly to the maintenance and replacement market.

Industrial  . . . . . . . . . . . . . .      Incandescent and fluorescent bulb manufacturing equipment and various types of automated processing equipment.

Appliance . . . . . . . . . . . . . . .      Washers, dryers, refrigerators, toaster ovens, steam irons, coffee makers, power hand tools, and electric blankets.


         The remaining 9% of net sales classified as "Other" represents sales of fiber optic products, government sales of lighting products, and miscellaneous non-lighting products.

MANUFACTURING

         The Company's manufacturing operations are integrated in that the Company designs, engineers, manufactures, assembles and sells its lighting products. This enables the Company to control product cost more effectively, help ensure quality and offer its customers a wide array of products and services. The Company's manufacturing facilities have diverse capabilities including: plastic injection molding; production of complex molds, assembly fixtures and dies; wire cutting, stripping and metal stamping; and various assembly operations. In addition to the manufacture of value-added assemblies, the Company's manufacturing capabilities include bulb forming and cutting, socket manufacturing, drawing glass and plastic fiber, bulb equipment manufacturing and producing halogen and other specialty bulbs.

         The Company has specialized design and engineering capabilities which it uses to improve its manufacturing process wherever possible by automating single, labor intensive operations as well as entire product assembly lines. Much of the Company's automated manufacturing equipment is custom designed by its engineers and is proprietary. The Company fabricates most of its own equipment and many parts are machined in-house and customized to perform specific functions. The Company develops and uses automated material handling, testing and packaging systems, and the Company has fully automated the manufacture of neon and incandescent bulbs, the housings into which such bulbs and LEDs are placed and bulb sockets. By automating its operations, the Company has been able to reduce its manufacturing costs, thereby enabling it to be competitive with products imported from the Pacific Rim.

         The Company uses both internally-produced and purchased components in its assemblies. The Company purchases its raw materials, including plastic, brass, glass tubing, filaments, gases, electrodes, wire and resistors for use in the manufacture of bulbs, lenses and assemblies. All such raw materials are readily available and are generally purchased from a variety of suppliers. However, some customers require the Company to purchase materials from one or more designated suppliers. The Company is not dependent upon one source for any of its materials.

         All LEDs used by the Company are currently imported from the Pacific Rim. However, as a result of a recent public offering, the Company intends to equip a facility for, or to acquire a business primarily engaged in, the production of LEDs.

         To help control costs on labor-intensive assembly operations, the Company, during 1995, formed a subsidiary, IDI Internacional, S.A., located in Costa Rica to perform certain manufacturing operations. Manufacturing operations at this facility include wire cutting, stripping, assembly and test functions. The Company's subsidiary operates as an Export Company with Free Zone Status, which exempts it from Costa Rican import and export duties for production materials, machinery, equipment and other assets necessary to operate its business.

SALES AND MARKETING

         The Company sells its lighting products through a direct sales force. At December 1, 1996 the Company's sales force consisted of 40 persons with primary responsibility for major OEM accounts and through independent sales representative organizations, with approximately 180 sales people who are responsible for sales in designated geographic territories in the United States, Canada and Europe. The Company's sales and engineering personnel interface directly with OEM engineers at the design level. Data derived by the Company in connection with the sale of its products is analyzed by the Company and used to decide whether to manufacture or purchase a particular component. The Company also sells its products through a comprehensive network of 72 electronic and electrical distributors who resell to a wide variety of OEM customers and to the maintenance and replacement market.

         The Company advertises in most major electronic trade publications. To help ensure positive results of its advertising programs, the Company has developed a lead fulfillment and tracking program that monitors opportunities for the internal sales force, the sales representatives and distributors. The Company also publishes full-line catalog/data books in North America and Europe, which it supplements from time to time.

CUSTOMERS

         There has been a trend on the part of OEM customers to consolidate their list of qualified suppliers to companies that can meet quality and service standards, have a broad product portfolio and design capability, and offer competitive prices. The Company's strategy is to provide the broadest selection of quality miniature lighting products in the markets in which it competes. In the automotive market the Company's quality control systems are particularly important. The Company has achieved a preferred supplier designation for several of its most important OEM customers. These include preferred status from Ford Motor through Q-1 certification and a Quality Excellence award from Chrysler Corp. The Company is also certified as a QS-9000, ISO 9001 and EuroNet ISO 9000 and 9001 supplier. In addition, the Company believes that the long-standing and widely recognized trade names of Chicago Miniature Lamp and its subsidiaries, Industrial Devices, Badalex, Alba and now Valmont, enhance the Company's ability to reach the secondary market through its network of distributors.

         No customer accounted for 10% or more of the Company's net sales for the year ended December 1, 1996. Some of the Company's lighting product customers, and the industries in which they operate, include:

AUTOMOTIVE                            INDUSTRIAL                                DISTRIBUTORS
----------                            ----------                                ------------
#  Acustar                            #  Osram (Siemens AG)                     #  California Switch & Signal, Inc.
#  Delco Electronics                  #  Philips Electronics, N.V.              #  LaSalle Electric Supply Co.
#  Ford Motor Company                 #  General Electric Co.                   #  Newark Electronics
#  United Technologies Corp.          #  Toshiba                                #  Sager Electronics

APPLIANCE                             ELECTRONICS AND COMMUNICATION
---------                             -----------------------------
#  Black & Decker Corp.               #  American Telephone & Telegraph Co.
#  The Hoover Company                 #  AST Research, Inc.
#  Mr. Coffee, Inc.                   #  Cabletron Systems, Inc.
#  Sunbeam Oster Company, Inc.        #  Standard Microsystems Corporation


INTERNATIONAL OPERATIONS

         Approximately 47% and 62% of the Company's net sales and operating income, respectively, for the year ended December 1, 1996 were outside the United States. The Company currently has manufacturing facilities in Germany, Canada, the United Kingdom, Costa Rica and the Czech Republic. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad.

                                                                            YEAR ENDED
                                                                          DECEMBER 1, 1996
                                                                          ----------------
                                                                           (IN THOUSANDS)
Net Sales:
         United States  . . . . . . . . . . . . . . . . . . . . .             $49,843
         Canada . . . . . . . . . . . . . . . . . . . . . . . . .              13,084
         Europe . . . . . . . . . . . . . . . . . . . . . . . . .              22,801
         Other International  . . . . . . . . . . . . . . . . . .               8,443
                                                                            ---------
                                  Total . . . . . . . . . . . . .             $94,171


Operating Income:
         United States  . . . . . . . . . . . . . . . . . . . . .               $7,038
         Canada . . . . . . . . . . . . . . . . . . . . . . . . .                2,683
         Europe . . . . . . . . . . . . . . . . . . . . . . . . .                4,574
         Other International  . . . . . . . . . . . . . . . . . .                4,177
                                                                             ---------
                                  Total . . . . . . . . . . . . .              $18,472

Identifiable Assets (1):
         United States  . . . . . . . . . . . . . . . . . . . . .              $41,255
         Canada . . . . . . . . . . . . . . . . . . . . . . . . .                9,887
         Europe . . . . . . . . . . . . . . . . . . . . . . . . .               50,080
         Other International  . . . . . . . . . . . . . . . . . .               11,314
                                                                              --------
                                  Total . . . . . . . . . . . . .             $112,536

-----------------
(1)  At December 1, 1996.

ACQUISITION OF ALBA

         Effective May 1, 1996, the Company consummated the Alba acquisition. The aggregate consideration consisted of approximately DM 13.1 million (or $8.5 million) in cash, 150,000 shares of Common Stock of the Company (valued at $3.3 million), and the assumption of certain liabilities totaling approximately DM
7.5 million (or $4.9 million). The Alba acquisition was accounted for under the purchase method of accounting.

         Founded in 1935, Alba is a respected European manufacturer of miniature lighting products, comprised primarily of value-added miniature lighting assemblies and to a lesser extent discrete miniature products including, miniature bulbs, bases, bulb sockets, reflectors and light pipes. Most of the bulbs that Alba supplies are permanently soldered and expected to last for the life of the device in which they are installed. Alba's miniature lighting products serve primarily the automotive and electronics and communication industries.

         For the year ended December 31, 1995, Alba had net sales of $24.8 million, an operating loss of $138,000 and a net loss of $604,000. The Company believes that Alba's operating loss for the year ended December 31, 1995 reflects unusually high executive compensation paid to the owners of Alba during the time in which Alba was operated as a private company. Subsequent to the acquisition, the United States operations of Alba were merged into the Company's United States operations.

         The Company believes that the Alba acquisition provides the Company with a significant European market presence for its technology and product line and strengthens the Company's position as a leading manufacturer and supplier of miniature lighting products. The Company will seek to capitalize on the recognized name of Alba to introduce the Company's products in the European market. In addition the Alba acquisition establishes a platform from which the Company may acquire, restructure and integrate additional complementary European companies.

         Alba is ISO 9000 and 9001 certified and has received "A" quality ratings from customers such as VDO, Delco Electronics, Bosch and Eaton Corp. and has the highest quality rating at Mercedes Benz. No customer accounted for 10% or more of Alba's net sales for the period ended December 1, 1996.

ACQUISITION OF VALMONT ELECTRIC, INC.

                 On January 30, 1997, the Company consummated the purchase of all of the outstanding shares of capital stock of Valmont, a wholly owned subsidiary of Valmont Industries, Inc. Valmont is a manufacturer of magnetic and electronic ballasts for the fluorescent, sign and HID lighting markets.
The Company intends to continue the operations of Valmont as presently being conducted under the name of Power Lighting Products, Inc. The purchase price was approximately $25 million and the source of funds was cash proceeds from the Company's public offering which occurred in October, 1996. Based on unaudited results for the year ended December 31, 1996, Valmont is negotiating revenues of $93 million and a pre-tax operating loss of approximately $580,000. In 1997 the Valmont acquisition will be accounted for under the purchase method of accounting.

         Valmont was established in 1987 when Valmont Industries purchased the business and certain assets of the ballast division of General Electric. Valmont is currently a significant supplier of both magnetic and electronic ballast markets with approximately 13% and a 7% market share, respectively, of a total market estimated at $900 million to $1 billion. Lighting ballasts (magnetic and electronic) supply power to start and operate fluorescent and HID electronic lamps and signage products (neon displays). Magnetic ballasts use an older and well established technology and have a less expensive initial cost than electronic ballasts. Despite higher initial cost, electronic ballasts are gaining market share as they provide reduced energy consumption. In recent years, lighting retrofit projects driven by energy efficiency regulations and utility rebates have accelerated the increasing market share of electronic ballasts. Valmont provides the Company with established relationships with major OEM's, some of whom the Company conducts business with. These OEM's represent sales opportunities for many of the Company's products. Valmont also sells approximately 30% of its products through electric distributors and 10% directly to the "Do-It-Yourself" retail store market. The Company views these distribution channels as part of its future strategy as it expands its range of products.

JOINT VENTURE

         On January 29, 1997 the Company entered into a joint venture agreement with Schott Corporation ("Schott") to form a company to be owned 51% by the Company and 49% by Schott. The purpose of the joint venture is to expand each company's respective fiberoptic activities in North America. Schott Corporation (a company headquartered in Mainz, Germany) is one of the world's largest manufacturers of optical and technical glasses for commercial, industrial, scientific, and consumer markets.

         The new company called Schott-CML Fiberoptics, Inc. combines the customer bases, manufacturing resources and engineering talents of Schott's fiberoptic division in Wiesbaden, Germany, Schott Fiber Optics (UK) Ltd. in Doncaster, England, and Chicago Miniature Lamp's division, CML Fiberoptics, Inc. in Marlborough, MA.

         Fiberoptic products are sold to the medical, industrial and commercial markets. The fiberoptic market place has been rapidly expanding, particularly into the automotive and architectural lighting fields. Management believes that other markets will include vehicular traffic control, advertising signage, consumer hardware and dentistry.

COMPETITION

         The industry in which the Company operates is highly competitive.
Most of the Company's competitors offer products in some but not all of the markets served by the Company. The Company competes primarily on the basis of price, product quality, design and engineering, customer service and delivery. Competitors range from large, diversified companies, some of which have substantially greater financial resources than the Company, to small brokers representing Pacific Rim manufacturers. Management believes that the Company's vertical integration and automation, together with its broad product line, market experience and comprehensive service combine to give the Company a competitive advantage over other third-party producers and over in-house production by OEMs. There can be no assurance that the Company will be able to continue to compete successfully in its industry.

         The Company's major competitors in the electronics market include Dialight Corporation, Lite-On, Hewlitt Packard Co. and Data Display Corp. In the automotive market, the Company occupies a niche for miniature interior lighting, with competition from Northern Engraving and Eaton Corp. for message modules and General Electric, Wagner Electric and Toshiba for lamped and unlamped sockets. In the appliance market, the Company's major competitor is Jemco. In the bulb equipment manufacturing market, the Company's major competitors are Falma (Swiss) and major bulb manufacturers who fabricate their own equipment. Valmont's primary competitors in the lighting ballast business in the U.S. are MagneTek, Advance Transformer (a division of North American Philips) and Motorola. Some of these competitors have substantially greater resources than Valmont, which competes primarily on the basis of price, product quality, design and engineering and customer service.

BACKLOG

         Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At December 1, 1996, the Company's backlog was approximately $31.7 million compared to approximately $19.3 million at December 3, 1995. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods. The ballast backlog for Valmont at December 31, 1996 was approximately $4.4 million. The ballast industry historically has not been characterized by large backlogs.

ENVIRONMENTAL REGULATIONS

         The Company uses a radioactive gas in its manufacture of neon bulbs, and maintains a U.S. Nuclear Regulatory Commission license for the use of such gas. The Company must comply with federal, state and local regulations pertaining to the storage and discharge of radioactive materials. In view of the low dosage of radioactivity in the gas used, the requirements for compliance with these regulations do not, and the Company anticipates will not, have any material adverse effect upon its capital expenditures, results of operations or financial condition.

         In addition, the Company has implemented an environmental management system to reduce noise, waste and water pollution below the levels required by European Community regulations. The Company's compliance is controlled through a voluntary environmental audit. The results of the audit for CML-Alba are registered by the local Chamber of Commerce (Reg. No. DE-S-106-00002) and made available to the public.

EMPLOYEES

         As of December 1, 1996, the Company employed a total of 1,190 persons of whom 466 were employed in the United States, 280 in Germany, 82 in Canada, 112 in the United Kingdom, 180 in Costa Rica and 70 in the Czech Republic. Manufacturing and engineering operations engaged 1,057 employees, sales engaged 42 employees and administration and finance engaged 91 employees.
Approximately 144 employees at the Company's New Jersey facility are covered by a collective bargaining agreement with the Bakery, Confectionery and Tobacco Workers International Union, Local No. 3 which expires in June 1997. Approximately 61 employees at the Company's Canadian facility are covered by a collective bargaining agreement with United Steel Workers of America AFL-CIO/CLC which expires in March 1997. Approximately 280 employees at the Company's Germany facility are covered by certain agreements by and between IG Metal Nordbayem and a coalition of employers located in the geographical region. In addition, at January 30, 1997, Valmont employed a total of 1,680 persons in its Mexico and Texas operations. Management believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

         United States. The Company's domestic facilities are located in Illinois, Massachusetts, New Jersey, and Oklahoma. In Buffalo Grove, Illinois, the Company leases a 15,600 sq. ft. warehouse facility which includes 5,000 sq. ft. of office space. In Marlboro, Massachusetts, Fiberoptics owns a 42,000 sq. ft. manufacturing facility. In Hackensack, New Jersey, IDI leases a 45,000 sq. ft. manufacturing facility, which includes approximately 10,000 sq. ft. of warehouse and 7,500 sq. ft. of office space, and a 14,200 sq. ft. facility located across the street from the manufacturing facility. In Newton, New Jersey, Fredon owns a 7,000 sq. ft. manufacturing facility. In Wynnewood, Oklahoma, the Company owns a 30,000 sq. ft. manufacturing and warehouse facility, which includes 6,000 sq. ft. of warehouse space and 3,000 sq. ft. of office space. In Pauls Valley, Oklahoma, the Company owns a 40,000 sq. ft. manufacturing facility, which includes approximately 16,000 sq. ft. of warehouse space and 5,000 sq. ft. of office space, and leases a 40,000 sq. ft. warehouse facility. The Company also leases an executive office in Canton, Massachusetts, and a purchasing office in Sunnyvale, California, from which the Company obtains overseas supplies and products.

         Europe. In the United Kingdom, Badalex leases a 53,000 sq. ft. manufacturing facility located in Byfleet, Surrey. The sublease expires on May 1, 2010, with a right to terminate on April 30, 2005. CML Europe, Ltd. owns a 30,000 sq. ft. manufacturing facility in Coalville, Leicestershire. Alba owns a 61,900 sq. ft. manufacturing facility, which includes approximately 18,300 sq. ft. of office space, in Bamberg, Germany and a 7,500 sq. ft. manufacturing facility in Hranice u Ase, the Czech Republic.

         Canada. Plastomer owns a 75,000 sq. ft. manufacturing and warehouse facility, which includes approximately 30,000 sq. ft. of warehouse space and 7,000 sq. ft. of office space, located in Barrie, Ontario.

         Central America. IDI Internacional S.A.,a subsidiary of IDI, owns a 19,000 sq. ft. manufacturing facility, which includes approximately 2,000 sq. ft. of warehouse space and 500 sq. ft. of office space, located near San Jose, Costa Rica.

         Valmont.  Valmont owns an approximately 200,000 sq. ft. facility on a
14.4 acre site in Ciudad Juarez, Chihuahua, Mexico and in the U.S. Valmont's operations are carried out at a 104,000 sq. ft. leased office and warehouse facility located in El Paso, Texas and a 2,000 sq. ft. leased sales office in Denton, Texas.

ITEM 3. LEGAL PROCEEDINGS

         On October 21, 1996 the Company settled certain outstanding litigation resulting from two law suits which had been filed against the Company and two of its officers in June and September 1996 as described below. The litigation resulted from the acquisition by the Company of substantially all of the assets of STT Holdings Limited and affiliates, manufactrurers of bulb making equipment, with operations in the United Kingdom. The terms of settlement provided among other things (i) the dismissal of all pending litigation and
(ii) the payment by Fernsite Ltd. and affiliates, collectively, of 380,000 English pounds to Badalex Limited, a subsidiary of the Company.

         The following is a summary of the two lawsuits:

         On June 20, 1996, Fernsite Limited (formerly STT Badalex Limited), STT Holdings Limited, STT Lighting Limited, and PRT Shipping Limited (collectively, the UK Plaintiffs") filed a claim in the English High Court of Justice, Chancery Division, against Badalex, a subsidiary of the Company, alleging that pursuant to the November 10, 1995 purchase agreement whereby Badalex acquired substantially all of the assets of the UK Plaintiffs, Badalex was required to pay liabilities of approximately 375,000 British pounds to certain creditors. The Company's position was that Badalex did not have any obligation to make such payments under the terms of the purchase agreement. Badalex filed a counterclaim against the UK Plaintiffs alleging a breach of certain warranties and representations made by the UK Plaintiffs in the purchase agreement.

         On September 27, 1996, PRT Group Limited, Fernsite Limited and STT Holdings Limited (the "US Plaintiffs") filed another action in the Massachusetts Superior Court against the Company and two of its officers, Frank
M. Ward and Ronald S. Goldstein, alleging that the preliminary prospectus dated August 29, 1996, relating to this offering, contained financial statements for SIT Badalex Limited for the period January 1, 1995 through November 10, 1995 (the "STT Badalex Audited Financial Statements") which were false and misleading in that (a) the auditor's report was addressed to, and indicated that the STT Badalex Audited Financial Statements were those of management of STT Badalex Limited, now known as Fernsite Limited, and (b) the STT Badalex Audited Financial Statements indicated that STT Badalex Limited was in materially worse financial condition than it actually was for the period covered by such statements. The US Plaintiffs claimed that the STT Badalex Audited Financial Statements and certain correspondence by the Company to the auditors of STT Badalex Limited in the United Kingdom were libelous and contained false and defamatory statements which damaged the business reputations of the US Plaintiffs. The US Plaintiffs further alleged that the conduct of the Company and its officers constitute an unfair and deceptive trade practice and unfair competition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year covered by this report a special meeting of shareholders was held on December 17, 1996 for the purpose of (i) amending the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 100,000,000 and
(ii) amending the Company's 1995 Incentive and Non-Statutory Stock Option Plan to increase the number of shares underlying the Plan from 450,000 to 1,000,000. The amendments to the Company's certificate of Incorporation and Stock Option Plan were adopted by the shareholders.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

         The following table sets forth the names and ages of all executive officers of the Registrant, including all positions and offices with the Registrant held by him, and the period during which he has served as such.


       Name                                Age                  Position
       ----                                ---                  --------
Frank M. Ward                           53                  President and Chief Executive Officer

Ronald S. Goldstein                     48                  Chief Financial Officer and Secretary

Donald J. MacCrindle                    39                  Vice President-Sales and Marketing

Richard F. Parenti                      43                  Vice President-Finance, Treasurer and
                                                            Chief Accounting Officer

Thomas I. Kanaya                        59                  Vice President-International Operations


         Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his successor is duly elected and qualified. Frank M. Ward is party to an employment agreement with the Company through the end of fiscal year 1997. The following is a summary of the business experience during the past five years of each of the Company's executive officers.

         Frank M. Ward has served as President and Chief Executive Officer and Director of the Company and its predecessor, Xenell Corporation ("Xenell"), since 1985. Prior to 1985, Mr. Ward was President of Xenell Marketing Corporation, an organization formed to manage the product development, marketing and distribution of the products of Xenell. Mr. Ward received a Bachelor of Science degree in Electrical Engineering from Northeastern University and has completed post graduate studies in physics and metallurgy.

         Ronald S. Goldstein has served as Chief Financial Officer and Secretary of the Company since September 1995. Mr. Goldstein is a Certified Public Accountant and, prior to joining the Company, served as a principal in the accounting firm of R. J. Gold & Co., which is located in Needham, Massachusetts. Prior to joining R. J. Gold & Co., Mr. Goldstein was a shareholder, officer and director of Greenfield, Goldstein, Green & Berger. Such companies served as the outside accountant for the Company from 1978 to 1994. Mr. Goldstein was elected a director of the Company in March 1995. Mr. Goldstein received a Bachelor of Science in Accounting and a Masters of Business Administration from Boston University.

         Donald J. MacCrindle joined CML-Delaware, a predecessor corporation, in June 1986, and, upon the acquisition of CML-Delaware by the Company in October 1992, became Vice President of the Company, responsible for sales and marketing. Mr. MacCrindle's previous responsibilities with CML-Delaware included engineering, quality assurance and management of sales. Prior to his employment with CML-Delaware, Mr. MacCrindle was employed by Littelfuse, Inc. for ten years as a sales engineer and a product marketing manager.

         Richard F. Parenti joined CML-Delaware in October 1987, and served as controller from 1988 to 1992 when CML-Delaware was acquired by the Company.
He was appointed Vice President-Finance in 1992 and Treasurer of the Company in May 1996. Prior to joining CML-Delaware, Mr. Parenti was employed by ADP in various accounting manager positions. In 1976, Mr. Parenti earned a Bachelor of Business Administration degree in accounting from Loyola University, Chicago.

         Thomas I. Kanaya has been Vice President of International Operations for the Company and Xenell since 1987. His primary responsibility is purchasing component parts from the Pacific Rim and maintaining a relationship with the Pacific Rim suppliers. Prior to his employment with the Company, he was President of Asahi International, a primary supplier of lighting materials to the United States and Europe. He was elected as a director of the Company in March 1995. Mr. Kanaya earned his degree in Business from the Hokkaido University of Education, Hokkaido, Japan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         From the effective date of the Company's initial public offering on June 16, 1995, the Company's Common Stock has been and continues to be traded on the over-the-counter market and is included for quotation on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). There was no public market for the Company's Common Stock prior to June 16, 1995, when it was listed on NASDAQ's National Market System.

         The following table sets forth the range of high and low bid information for the Company's Common Stock for the period from the initial public offering through the Fourth Quarter of fiscal 1996.

         Fiscal 1995                                        High              Low
         -----------                                        ----              ---
Partial Third Quarter*                                     $11.33           $8.67
Fourth Quarter                                              13.83           10.50

         Fiscal 1996
         -----------
First Quarter                                               19.83           13.33
Second Quarter                                              28.17           18.33
Third Quarter                                               30.75           19.00
Fourth Quarter                                              34.00           25.00



* For the period from the initial public offering on June 16, 1995 through August 27, 1995.

         The market information above is derived from quotations on the National Market System of NASDAQ. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         As of February 25, 1997, the approximate number of holders of record of the Company's Common Stock was 93 and the number of beneficial holders, including individual participants in security position listings with clearing agencies, was estimated at approximately 3800.

DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management of Company to utilize all available funds for working capital and expansion of operations.

ITEM 6. SELECTED FINANCIAL DATA.


                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data of the Company for, and as of the end of, the years ended December 1, 1996 and December 3, 1995 have been derived from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP. The selected financial data of the Company for, and as of the end of, the nine months ended November 27, 1994 have been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP. The selected financial data of the Company for, and as of the end of, the years ended February 27, 1994 and February 28, 1993 have been derived from the combined financial statements of the Company, which have been audited by Arthur Andersen LLP. The following data should be read in conjunction with the Company's Financial Statements and Notes included elsewhere in this Prospectus.

                                                                       Historical
                                        ------------------------------------------------------------------
                                                                     Nine
                                           Year Ended(1)            Months           Year           Year
                                         -----------------           Ended           Ended          Ended
                                         2/28/93    2/27/94       11/27/94(2)       12/3/95        12/1/96
                                         -------    -------       -----------       -------        -------
                                                         (In thousands, except per share data)
Income Statement Data(3):
Net sales                                 $12,223    $24,894            $31,729      $57,402        $94,171
Cost of products sold                       9,075     17,860             21,113       36,726         61,147
                                          -------    -------            -------      -------        -------

    Gross margin                            3,148      7,034             10,616       20,676         33,024
Selling, general and administrative
  expenses                                  2,322      8,028              7,777        8,462         14,552
                                          -------    -------            -------      -------        -------
    Operating income (loss)                   826       (994)             2,839       12,214         18,472
Interest expense, net                         323        502                936          803            301
Other (income) expense, net                    86        (92)                (7)         (47)        (1,294)
                                          -------    -------            -------      -------        -------
    Income (loss) before provision
         (benefit) for income taxes           417     (1,404)             1,910       11,458         19,465
Provision (benefit) for income
  taxes(4)                                   (552)       231                800        2,993          6,029
                                          -------    -------            -------      -------        -------
Net Income (loss)                        $    969    $(1,635)           $ 1,110      $ 8,465        $13,436
                                         ========    =======            =======      =======        =======
Net Income (loss) per common share       $   0.08    $ (0.13)           $  0.09      $  0.61        $  0.83
                                         ========    =======            =======      =======        =======

Weighted average shares
  outstanding(5)                           12,496    12,496              12,496       13,920         16,238
Cash dividends per common
  share(6)                            $     -      $    0.02            $    -       $   -         $    -
                                      ===========  =========            =======      =======     ==========


                                         2/28/93    2/27/94          11/27/94        12/3/95       12/1/96
                                         -------    -------          --------        -------       -------
                                                                  (In thousands)
Balance Sheet Data(3):
Working capital                            $4,549   $(1,507)             $(270)      $9,923        $98,250
Total assets                               13,374    14,644             32,929       59,530        212,002
Short-term debt                             2,443     3,849              9,114           65         25,232
Long-term debt, less current portion        5,893     3,628              9,015        3,147          5,863
Stockholders' equity                        3,077     1,435              2,673       34,921        151,164


(1) The results of operations and financial positions of Xenell and the Company are combined for the Company's years ended February 28, 1993 and February 27, 1994.
(2) The Company changed its financial reporting year-end from the last Sunday in February to the Sunday closest to December 1, which resulted in a year containing 39 weeks in 1994.
(3) Revenues, expenses, assets, and liabilities are significantly affected by the number and timing of acquisitions made by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business-Acquisitions,".
(4) Between May 1, 1992 and January 1, 1994, Xenell was taxed as an "S" corporation under the Internal Revenue Code, as amended (the "Code"). Provision (benefit) for income taxes during such period reflects the provision (benefit) for income taxes attributable to certain other companies taxed as "C" corporations under the Code and consolidated with the Company's results of operations during such period.
(5) See Note 2 of Notes to the Company's Financial Statements for information regarding the calculation of weighted average shares outstanding.
(6) Reflects cash dividends paid by Xenell to Mr. Frank M. Ward, the Company's Chief Executive Officer and founder, during the period in which Xenell was taxed as an "S" corporation under the Code.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is a leading, vertically integrated lamp, and lamp making equipment manufacturer, and a major supplier of lamp making equipment, lamps, components, fiber optic products and value added assemblies, serving a diverse, international customer base and markets.

         The Company has differentiated itself from its competitors and achieved a high and profitable growth rate by virtue of its vertical integration and industry consolidation strategy using the acquisition of dominant, niche players to access key customers, related products for market expansion, and engineering and design technology, facilities, geographic locations, and infrastructure. This strategy has formed a solid corporate foundation that positions the Company for continued internal and acquisition growth and enhanced market share.

         The Company was established in 1985 and embarked upon its present strategic course of growth by acquisitions. The initial public offering ("IPO") in June 1995 allowed the Company to pay off substantially all the debt incurred during the initial acquisition process. Supported by strong cash flow from operations and bank debt, the Company was able to accomplish the following acquisitions which have occurred since the IPO: Badalex, an engineering and design builder of automated lamp-making equipment; CML Fiberoptics, Inc., an established producer of high tech fiber optic products and manufacturer of glass and plastic fibers; CML Europe Limited (formerly Phoenix Lighting (U.K.) Limited), a U.K. manufacturer of halogen and specialty lamps; and Alba, a German manufacturer of miniature and subminiature lamps. Such acquisitions, together with the acquisition of Plastomer, a manufacturer and supplier of miniature lighting assemblies and bulb sockets, are hereinafter referred to as "Recent Acquisitions."

         The large number of acquisitions, the timing, and the effects of integration produce several considerations in the following discussions and analysis of the results of operations. The fiscal year ended December 1, 1996 includes the initial year results of Badalex, CML Europe, CML Fiberoptics, and seven months of Alba. The fiscal year ended December 3, 1995 includes eight months of Plastomer and three months of Fredon activity. The nine months ended November 27, 1994 includes seven months operation of IDI. The Company's strategy of integrating acquisitions can affect sales comparisons as existing capacity is utilized for internal purposes. This analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying notes.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                      NINE MONTHS          YEAR             YEAR
                                                          ENDED           ENDED            ENDED
                                                        --------          -----            -----
                                                        11/27/94         12/3/95          12/1/96
                                                        --------         -------          -------
Net sales . . . . . . . . .                              100.0%           100.0%            100.0%
Cost of products sold . . .                               66.5             64.0              64.9
                                                        ------           ------            ------
   Gross margin   . . . . .                               33.5             36.0              35.1
Selling, general and
 administrative expenses  .                               24.5             14.7              15.4
                                                        ------           ------            ------
  Operating income  . . . .                                9.0             21.3              19.7
Interest expense, net . . .                                3.0              1.4                .3
Other (income) expense  . .                                0.0             (0.1)             (1.3)
                                                        ------           ------            ------
Income before provision
  for income taxes  . . . .                                6.0             20.0              20.7
Provision for income
  taxes   . . . . . . . . .                                2.5              5.2               6.4
                                                        ------           ------            ------
   Net income   . . . . . .                                3.5%            14.8%             14.3%
                                                        ======           ======            ======


YEAR ENDED DECEMBER 1, 1996 COMPARED TO YEAR ENDED DECEMBER 3, 1995

         Net sales increased from $57.4 million for the year ended December 3, 1995 to $94.2 million for the year ended December 1, 1996. This increase was primarily attributable to the Recent Acquisitions, growth in market share and customer development. The Recent Acquisitions accounted for $29.8 million of the increase in net sales. A number of the Company's Recent Acquisitions were not included in the operations of the Company for the year ended December 3, 1995. The Company's strategy of integrating acquisitions can affect sales comparisons as existing capacity is utilized for internal purposes.

         Gross margin increased from $20.7 million for the year ended
December 3, 1995 to $33.0 million for the year ended December 1, 1996, due primarily to the increase in sales volume. Gross margin as a percentage of net sales decreased from 36.0% for the year ended December 3, 1995 to 35.1% for the year ended December 1, 1996 due to a change in product mix and the impact of lower margins at the companies acquired in the Recent Acquisitions.

         Selling, general and administrative expenses increased from $8.5 million for the year ended December 3, 1995 to $14.6 million for the year ended December 1, 1996. This increase was largely due to the Recent Acquisitions.
As a percentage of net sales, selling, general and administrative expenses increased from 14.7% for the year ended December 3, 1995 to 15.4% for the year ended December 1, 1996 primarily as a result of the integration of the Recent Acquisitions. The Company's strategy is to improve upon and utilize the selling, general and administrative infrastructure of the Recent Acquisitions as a base for further sales growth.

         Interest expense, net decreased from $803,000 for the year ended December 3, 1995 to $301,000 for the year ended December 1, 1996, primarily as a result of the reduction of outstanding debt in June 1995, with a portion of the net proceeds from the Company's initial public offering and cash flow from operations. This reduction in debt was offset by new debt incurred to finance certain acquisitions. Interest income of approximately $600,000 was generated from the investment of the proceeds from the second offering which occurred in October, 1996.

         Other income increased from $47,000 in the year ended December 3, 1995 to $1,294,000 in the year ended December 1, 1996. Substantially all of this increase in income results from recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. Additionally, the Company borrowed yen denominated debt at favorable interest rates, which debt has been marked to market at the existing exchange rates as of the reporting dates and resulted in an unrealized gain of $440,000 in 1996. The Company does not hold or issue financial instruments for trading purposes.

         As a result of the above, income before provision for income taxes increased from $11.5 million for the year ended December 3, 1996 to $19.5 million for the year ended December 1, 1996. As a percentage of net sales, income before provision for income taxes increased from 20.0% for the year ended December 3, 1995 to 20.7% for the year ended December 1, 1996.

         For the year ended December 1, 1996, the Company recorded a tax provision of $6.0 million on pre-tax income of $19.5 million, for an effective rate of 31% compared to 26% in the year ended December 3, 1995. The higher tax rate in the current year is due to the increase in pre-tax income generated in countries with higher tax rates. This trend is expected to continue as sales and income increase in higher tax locations.

YEAR ENDED DECEMBER 3, 1995 COMPARED TO NINE MONTHS ENDED NOVEMBER 27, 1994

         Net sales increased from $31.7 million for the nine months ended November 27, 1994 to $57.4 million for the year ended December 3, 1995. This increase in sales was due primarily to a growth of market share and customer development resulting mainly from the integration of IDI's operations for a full year compared to seven months of the previous nine month period and the acquisition of Plastomer which accounted for sales of $7.1 million for 1995. The elimination of low margin product sales somewhat offset the increase in net sales for the year ended December 3, 1995.

         Gross margin as a percentage of net sales increased from 33.5% for the nine months ended November 1994 to 36.0% for the year ended December 3, 1995, primarily as a result of improved production planning, inventory control, increased manufacturing efficiencies due to restructuring of the acquired companies, purchasing economies resulting in lower raw material costs and a reduction in low margin sales. This increase was offset by lower margins of Plastomer which was included in the Company's operations since March 1995. Plastomer's margins improved toward the end of the year as the operational changes subsequent to the March 1995 acquisition became effective.

         Selling, general and administrative expenses as a percentage of net sales decreased from 24.5% for the nine months ended November 27, 1994 to 14.7% for the year ended December 3, 1995. In the nine months ended November 27, 1994, the Company incurred an expense of $700,000, or 2.2% of net sales, in connection with legal services rendered for settlement of certain litigation and supplemental accounting services rendered in connection with the acquisition of IDI. Compensation to the Company's Chief Executive Officer was approximately $2.0 million, or 6.3% of net sales, during the nine months ended November 27, 1994 compared to $360,000, or 0.6% of net sales, for the year ended December 3, 1995. Compensation to the Chief Executive Officer has been set under his employment agreement at $250,000 for fiscal 1996 and 1997. The remaining decrease in selling, general and administrative expenses as a percentage of net sales during the year ended December 3, 1995 was primarily related to spreading the selling and general and administrative expenses as a percentage of net sales resulting from the Plastomer acquisition. The negative effect of Plastomer's higher rate of selling, general and administrative expenses as a percentage of net sales was largely eliminated by the end of fiscal 1995 as a result of restructuring.

         Interest expense, net as a percentage of net sales decreased from 3.0% for the nine months ended November 27, 1994 to 1.4% for the year ended
December 3, 1995 as a result of the reduction of outstanding debt in June 1995 with a portion of the net proceeds from the Company's initial public offering, available cash and cash flow from operations.

         As a result of the above, income before provision for income taxes increased from $1.9 million for the nine months ended November 27, 1994 to $11.5 million for the year ended December 3, 1995. As a percentage of net sales, income before provision for income taxes increased from 6.0% for the nine months ended November 27, 1994 to 20.0% for the year ended December 3, 1995.

         For the year ended December 3, 1995, the Company recorded a tax provision of $3.0 million on a pre-tax income of $11.5 million for an effective rate of 26%. For the nine months ended November 27, 1994, the Company recorded a tax provision of $800,000 on pre-tax income of $1.9 million for an effective rate of 42%. The reduction in the effective tax rate was due primarily to the establishment of foreign operations and the resulting impact of lower effective income taxes in those countries.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1995, the Company completed its initial public offering pursuant to which the Company issued and sold 3,195,000 shares of its Common Stock and received net proceeds of approximately $23.7 million. The Company used such net proceeds primarily to reduce its outstanding indebtedness. In October, 1996, the Company completed a secondary offering pursuant to which the Company issued and sold 3,525,000 shares of its common stock and received net proceeds of approximately $98.3 million. The Company intends to use such net proceeds to reduce debt, and to expand manufacturing infrastructure primarily through acquisitions and joint ventures, and capital expenditures. Subsequent to December 1, 1996, the Company bought Valmont Electric, Inc. for $25 million.

         Net cash provided in operating activities was $400,000 for the year ended December 1, 1996, and the cash used in investing activities totaled $17.1 million. The investing activities primarily included the Alba acquisition, in connection with which the Company paid approximately DM 13.1 million (or $8.5 million) in cash, assumed certain liabilities totaling approximately DM 7.5 million (or $4.9 million) and issued 150,000 shares of the Company's Common Stock. Net cash provided by financing activities aggregated $121.7 million, which included $22.7 million in net borrowings under the Company's credit facilities and capital lease payments and net proceeds from the issuance of common stock from the October 1996 offering totaling $98.3 million.

         In fiscal 1996, the Company entered into a bank financing agreement. The agreement provides a $65.0 million credit facility which includes (i) a $25.0 million operating revolving line of credit to support letters of credit and borrowings for the working capital needs of the Company and its subsidiaries in the United States and Canada (the "Domestic Line of Credit"),
(ii) $10.0 million in letters of credit and bankers acceptance revolving line (the "Letters of Credit"); and (iii) a $30.0 million non-revolving acquisition line of credit. Borrowings under the new credit facility are subject to a defined borrowing base. The Domestic Line of Credit and Letters of Credit mature in October 1998. The Company has borrowed approximately $21.5 million under its acquisition line of credit. Such amount is due in August and November 1997.

         As of December 1, 1996, the Company had available borrowings of approximately $27.9 million under the bank financing agreement (subject to the defined borrowing base limitation) and had outstanding borrowings of approximately $27.1 million under the acquisition facility. As of December 1, 1996, letters of credit issued under the credit facility totaled approximately $3.4 million.

         The Company from time to time enters into forward currency contracts under which the Company is required to settle each contract at a future date by exchanging a fixed amount of U.S. dollars or other currency for a fixed amount of a denominated currency. Consequently, to the extent the value of the denominated currency fluctuates relative to the U.S. dollar or such other currency, the Company's financial condition could be adversely affected upon settlement of such contracts depending on a number of factors. The Company believes that these factors, which include, among others, the aggregate amount of the contracts, the Company's ability to enter into offsetting contracts prior to settlement of such contracts and the Company's ability to use U.S. dollars or other foreign currency generated through the Company's operations to settle its contracts, may help the Company to mitigate its exposure to potential losses under these contracts. See Notes 2 and 7 of the Notes to the Company's Consolidated Financial Statements.

         The Company is negotiating with a customer acquired as part of the Badalex acquisition, to resolve collection of a receivable totaling approximately $2,600,000. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position. See note 7 of the Notes to the Company's Consolidated Financial Statements.

         The Company believes that the net proceeds from the October 1996 offering, cash from operations and borrowings available under the Company's credit facility will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is found immediately following the signature page of this report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 10, 1995, the Registrant changed its independent accountants from Arthur Andersen LLP to Ernst & Young LLP. The change was recommended by the Audit Committee following a review of competitive proposals submitted by the accounting firms and the Board of Directors approved the change. Arthur Andersen LLP was dismissed on November 10, 1995 and Ernst & Young LLP was engaged effective November 15, 1995. Ernst & Young LLP completed the audits of the Registrant's financial statements for the fiscal years ended December 3, 1995 and December 1, 1996.

         Arthur Andersen LLP served as the Registrant's independent accountants for the two most recent fiscal years prior to the change. During those periods and all subsequent interim periods preceding the change of accountants, Arthur Andersen's reports on the financial statements of the Registrant contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Likewise, during those periods and at all times prior to the change, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the matter in connection with any of its reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Reference is made to the Company's definitive proxy statement for the 1997 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference. Reference is also made to Item 4A in Part I of this Report with respect to the executive officers of Registrant.

ITEM 11. EXECUTIVE COMPENSATION.

         Reference is made to the Company's definitive proxy statement for the 1997 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the Company's definitive proxy statement for the 1997 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the Company's definitive proxy statement for the 1997 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1.         Financial Statements filed as part of this Report:
            (a)  Chicago Miniature Lamp, Inc. and subsidiaries

                 Report of Independent Auditors-Ernst & Young LLP.

                 Consolidated Balance Sheets of Registrant dated December 1, 1996 and December 3, 1995.

                 Consolidated Statements of Income of Registrant for the fiscal years ended December 1, 1996 and December 3, 1995, and nine months ended November 27, 1994.

                 Consolidated Statements of Stockholders' Equity for the fiscal years ended December 1, 1996, December 3, 1995 and the nine months ended November 27, 1994.

                 Consolidated Statements of Cash Flows of Registrant for the fiscal years ended December 1,1996, December 3, 1995 and the nine months ended November 27, 1994.

                 Notes to Consolidated Financial Statements of Registrant.

            (b)  Plastomer, Inc.

                 Report of Hards Pearson

                 Balance Sheets of Plastomer dated December 1, 1996 and December 3, 1995

                 Statements of Income for year ended December 1, 1996 and 244 days ended December 3, 1995

                 Statements of Retained Earnings for year ended December 1, 1996 and the 244 days ended December 3, 1995

                 Statements of Cash Flow for the year ended December 1, 1996 and the 244 days ended December 3, 1995

                 Notes to Financial Statements

         2.      Schedules.

         All schedules other than Schedule II, Valuation and Qualifying Accounts, set forth below, are omitted as the required information is inapplicable or is presented in the financial statements or related notes which are incorporated herein by reference.

      3.       Exhibits.

      3.1      Certificate of Incorporation of Registrant (a)

      3.1(a)   Amended Certificate of Incorporation of Registrant (a)

      3.2      Bylaws of Registrant (a)

      4.1      Reference is made to Exhibits 3.1 and 3.2

      4.2      Form of Common Stock Certificate of Registrant (a)

      9. Copy of Voting Trust Agreement by and among the registrant, Frank M. Ward and Eileen M. Ward, Francis J. Ward, Eileen C. Ward, Thomas J. Ward, Julianne Ward, Stephen P. Ward of Registrant (a)

      9.2      Form of Revocable Trust Agreement of Registrant (a)

     10.1 Copy of Registrant's Incentive and Non-Statutory Stock Option Plan of Registrant (a)

     10.1(a) Copy of Amendment to Registrant's Incentive and Non-Statutory Stock Option Plan of Registrant (a)

     10.2 Copy of Share Purchase Agreement dated October 1, 1992 (CML-Delaware) of Registrant (a)

     10.3 Copy of the Agreement for the Sale of Assets and Intellectual Property Rights dated October 20, 1992 (CML-Delaware) of Registrant (a)

     10.4 Copy of Asset Purchase Agreement dated March 1, 1993 (Glolite Sales, Ltd.) of Registrant (a)

     10.5 Copy of Contract for Purchase and Sale of Stock dated March 31, 1994 (IDI) of Registrant (a)

     10.6      Copy of Agreement of Merger (Xenell Corp.) of Registrant (a)

     10.7 Copy of Collective Bargaining Agreement between Local 3 Bakery and Confectionery Workers International Union of America, AFL-CIO of Registrant (a)

     10.8 Copy of Executive Employment Agreement with Frank M. Ward of Registrant (b)

     10.9 Copy of Bill of Sale dated February 25, 1994 between the Registrant and Mr. Ward, Quit Claim Deed and Demand Note relating to the purchase by the Registrant of ht Pauls Valley facility of Registrant (a)

     10.10 Copy of Lease Agreement between the Registrant and Paul and Antoinette Nigito (IDI location) of Registrant (a)

     10.11 Copy of Lease Agreement between the Registrant and TCC Chevy Chase Business Park Partnership (Chicago) of Registrant (a)

     10.12 Copy of Lease Agreement between the Registrant and PV Investors (Oklahoma) of Registrant (a)

     10.13 Copy of Contract for Purchase and Sale of Stock by and between the shareholders of Plastomer Inc. and the Registrant of Registrant (a)

     10.14 Copy of Collective Bargaining Agreement between Plastomer Inc. and Local 722, United Rubber, Cork, Linoleum and Plastic Workers of America of Registrant (a)

     10.15 Copy of Third Amended and Restated Credit Agreement between the Company, Industrial Devices, Inc. and Bank IV Oklahoma, N.A. dated June 30, 1995 (c)
           (a) First Amendment and Modification Agreement to Third Amended and Restated Credit Agreement among the Company, Industrial Device, Inc. and Bank IV Oklahoma, N.A. dated December 6, 1995
               (d)
           (b) Second Amendment and Modification Agreement to Third Amended and Restated Credit Agreement with Bank IV Oklahoma, N.A.
               dated February 23, 1995 (d)
           (c) Third Amendment and Modification Agreement to Third Amended and Restated Credit Agreement with Bank IV Oklahoma, N.A.
               dated April 26, 1996 (b)
           (d) Fourth Amendment and Modification Agreement to Third Amended and Restated Credit Agreement with Bank IV Oklahoma, N.A.
               dated July 22, 1996 (h)
           (e) Fifth Amendment and Modification Agreement to Third Amended and Restated Credit Agreement with Bank IV Oklahoma, N.A.
               dated August 2, 1996 (h)

     10.16 Copy of Commitment letter dated July 1, 1996 from Bank IV Oklahoma, N.A. of Registrant (h)

     10.17 Copy of Contract for Purchase and Sale of Stock dated August 11, 1995 (Fredon) (c)

     10.18 Copy of Agreement for purchase of assets dated November 10, 1995 (Badalex) (e)

     10.19 Copy of Contract for Purchase and Sale of Stock dated December 1, 1995 (CML-Fiberoptics) (c)

     10.20 Copy of Agreement for purchase of assets of Phoenix Lighting (UK) Limited by and among Phoenix Lighting (UK) Limited, Lynn Robert Bailey, Christopher John Barlow and Chicago Miniature Lamp Limited dated December 18, 1995 (d)

     10.21 Copy of Lease Agreement by and between Industrial Devices, Inc. and Park Street Associates dated December 19, 1995 (d)

     10.22 Aircraft Purchase and Sale Agreement with Rigi, Inc. dated December 21, 1995 (d)

     10.23 Copy of Agreement on Sale and Transfer of Shares and Interests in the Alba/Albrecht Group dated May 15, 1996 (f)

     10.24 Copy of Contract for Exchange of Stock by and between Werner A. Arnold and the Company dated May 15, 1996 (f)

     10.25 Copy of Contract for Purchase and Sale of Stock of Alba Lamps, Inc. by and between Werner A. Arnold and the Company dated
               May 15, 1996 (f)

     10.26 Copy of Contract for Purchase and Sale of Stock of Alba-Malaysia by and between Werner A. Arnold and the Company dated May 15, 1996 (f)

     10.27 Copy of Employment Agreement with Werner A. Arnold dated May 30, 1996 (f)

     10.28 Copy of Contract for Purchase and Sale of Stock of Valmont Electric, Inc. by and between the Company and Schott Enterprises, Inc. (i)

     10.29 Copy of Joint Venture Agreement between Schott Corporation, Chicago Miniature Lamp, Inc., CML Fiberoptics, Inc., Electro Fiberoptics Corp. and Schott CML Fiberoptics LLC, dated January 28, 1997*

     21.1      List of subsidiaries*

     23.1      Consent of Ernst & Young LLP*
         (a)   Consent of Arthur Andersen LLP*
         (b)   Consent of Hards Pearson*

     27        Financial Data Schedule (for SEC use only)
----------
* Filed herewith

(a) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-90416

(b) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended June 2, 1996, File No. 0-25848

(c) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended December 3, 1995, File No. 0-25848

(d) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended March 3, 1996, File No. 0-25848

(e) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 22, 1995, File No. 0-25848

(f) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated June 14, 1996, File No. 0-25848

(g) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848

(h) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 333-11041

(i) Incorporated by reference to the Exhibit included in the Company's Form 8-K dated January 30, 1997, File No. 0-25848

      (b)  Reports on Form 8-K.

      Report on Form 8-K, dated January 30, 1997, reporting the Registrant's acquisition of all of the outstanding shares of capital stock of Valmont Electric, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: February 25, 1997           CHICAGO MINIATURE LAMP, INC.

                                         By  /s/ Frank M. Ward
                                             ----------------------------------
                                             Frank M. Ward,
                                             Chief Executive Officer

                                         By  /s/ Ronald S. Goldstein
                                             ----------------------------------
                                             Ronald S. Goldstein,
                                             Chief Financial Officer

                                         By  /s/ Richard F. Parenti
                                             ----------------------------------
                                             Richard F. Parenti,
                                             Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Frank M. Ward                       Director              February 25, 1997
-----------------------------
Frank M. Ward


/s/ Ronald S. Goldstein                 Director              February 25, 1997
-----------------------------
Ronald S. Goldstein


                                        Director              February __, 1997
-----------------------------
Werner Arnold


/s/ Donald S. Dewsnap                   Director              February 25, 1997
-----------------------------
Donald S. Dewsnap


/s/ Michael Giani                       Director              February 21, 1997
-----------------------------
Michael Giani


                                        Director              February __, 1997
-----------------------------
Thomas I. Kanaya


/s/ Richard Ingram                      Director              February 26, 1997
-----------------------------
Richard Ingram

                                         Consolidated Financial Statements

                                            Chicago Miniature Lamp, Inc.
                                                  and Subsidiaries

                                          Years ended December 1, 1996 and
                                               December 3, 1995, and
                                        nine months ended November 27, 1994
                                        with Report of Independent Auditors

                Chicago Miniature Lamp, Inc. and Subsidiaries

                      Consolidated Financial Statements

                       Years ended December 1, 1996 and
                            December 3, 1995, and
                     nine months ended November 27, 1994




                                   CONTENTS


              Report of Independent Auditors.....................1

              Consolidated Financial Statements

              Consolidated Balance Sheets........................3
              Consolidated Statements of Income..................5
              Consolidated Statements of Stockholders' Equity....6
              Consolidated Statements of Cash Flows..............7
              Notes to Consolidated Financial Statements.........8

                        Report of Independent Auditors

The Board of Directors and Shareholders
Chicago Miniature Lamp, Inc.

We have audited the accompanying consolidated balance sheets of Chicago Miniature Lamp, Inc. and subsidiaries as of December 1, 1996 and December 3, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 1, 1996 and December 3, 1995, listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Plastomer, Inc., a wholly-owned subsidiary, which statements reflect total assets of $9,887,000 and $9,570,000 as of December 1, 1996 and December 3, 1995, respectively, and total revenues of $13,031,000 for the year ended December 1, 1996 and $7,064,000 for the period from March 30, 1995 (date of acquisition) to December 3, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Plastomer, Inc., is based solely on the report of the other auditors. The consolidated statements of income, stockholders' equity, and cash flows and financial statement schedule for the nine months ended November 27, 1994, were audited by other auditors whose report dated December 23, 1994 (except for certain notes to the financial statements for which the dates were February 27, 1995 and March 30, 1995) expressed an unqualified opinion on those financial statements and schedule.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Miniature Lamp, Inc. and subsidiaries at December 1, 1996 and December 3, 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 1, 1996 and December 3, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP
                                                           ---------------------
                                                               ERNST & YOUNG LLP

Chicago, Illinois
January 10, 1997,
except for Note 14, for which the date is January 30, 1997

                Chicago Miniature Lamp, Inc. and Subsidiaries

                         Consolidated Balance Sheets
                            (Dollars in Thousands)



                                                               DECEMBER 1       DECEMBER 3
                                                                  1996             1995
                                                          --------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $109,027          $ 4,005
 Investments                                                            -            2,102
 Accounts receivable, less allowances for doubtful
  accounts of $524 in 1996 and $118 in 1995                        18,532           10,249
 Income tax receivable                                                  -              109
 Receivable from stockholder                                          594                -
 Inventories                                                       16,186            8,018
 Prepaid expenses and other                                         1,496              661
                                                          --------------------------------
Total current assets                                              145,835           25,144

Property, plant, and equipment, net                                52,151           23,053

Other assets:
 Goodwill, net of accumulated amortization                          6,931            4,257
 Other intangible assets, net of accumulated amortization           7,030            6,903
 Other                                                                 55              173


                                                          --------------------------------
Total assets                                                     $212,002          $59,530
                                                          ================================

                                                                DECEMBER 1     DECEMBER 3
                                                                   1996            1995
                                                         --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Short-term notes payable                                       $ 21,560          $     -
 Current portion of long-term debt and capital leases              3,672               65
 Accounts payable                                                  6,404            7,488
 Income taxes payable                                              3,042            2,547
 Other accrued expenses                                           12,907            5,121
                                                         --------------------------------
Total current liabilities                                         47,585           15,221
Long-term debt and capital leases, less current portion            5,863            3,147
Other liabilities:
 Deferred income taxes                                             6,116            4,798
 Other long-term liabilities                                       1,228            1,443
                                                         --------------------------------
Total other liabilities                                            7,344            6,241
Minority interests                                                    46                -
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value - Authorized -
   5,000,000 shares, none issued and outstanding                       -                -
  Common stock, $.01 par value - Authorized - 20,000,000
   shares - Issued and outstanding - 19,457,249 and
   15,704,903 shares in 1996 and 1995, respectively                  195              158
 Additional paid-in capital                                      126,102           23,883
 Foreign currency translation adjustment                             590               39
 Retained earnings                                                24,277           10,841
                                                         --------------------------------
Total stockholders' equity                                       151,164           34,921
                                                         --------------------------------
Total liabilities and stockholders' equity                      $212,002          $59,530
                                                         ================================

The accompanying notes are an integral part of these financial statements.

                Chicago Miniature Lamp, Inc. and Subsidiaries

                      Consolidated Statements of Income
               (Dollars in Thousands, Except Per Share Amounts)



                                                                      NINE MONTHS
                                                         YEAR ENDED       ENDED
                                          DECEMBER 1      DECEMBER 3  NOVEMBER 27
                                             1996            1995         1994
                                     --------------------------------------------
Net sales                               $    94,171      $    57,402  $    31,729
Cost of products sold                        61,147           36,726       21,113
                                     --------------------------------------------
Gross margin                                 33,024           20,676       10,616
Selling, general. and
 administrative expenses                     13,936            8,029        7,412
Amortization of intangibles                     616              433          365
                                     --------------------------------------------
Operating income                             18,472           12,214        2,839
Other (income) expenses:
 Interest expense, net                          301              803          936
 Other, net                                  (1,294)             (47)          (7)
                                     --------------------------------------------
Income before income taxes                   19,465           11,458        1,910
Income taxes                                  6,029            2,993          800
                                     --------------------------------------------
Net income                              $    13,436      $     8,465  $     1,110
                                     ============================================
Net income per common share             $       .83      $       .61  $       .09
                                     ============================================
Weighted-average shares outstanding      16,238,066       13,920,113   12,495,750
                                     ============================================

The accompanying notes are an integral part of these financial statements.

                 Chicago Miniature Lamp, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity
                            (Dollars in Thousands)



                                     COMMON STOCK
                              ---------------------------                    FOREIGN
                                                             ADDITIONAL      CURRENCY
                                     NUMBER OF                PAID-IN       TRANSLATION       RETAINED
                                      SHARES    PAR VALUE     CAPITAL        ADJUSTMENT       EARNINGS
                              ------------------------------------------------------------------------
Balance at February 27, 1994        12,356,752       $135     $     34         $  -            $ 1,266
Net income                                   -          -            -            -              1,110
Stock issued to employees              138,998          1          127            -                  -
                              ------------------------------------------------------------------------
Balance at November 27, 1994        12,495,750        136          161            -              2,376
  Net income                                 -          -            -            -              8,465
Issuance of common stock:
  Initial public offering,
    including over allotment,
    net of offering costs            3,195,000         22       23,662            -                  -
  Other stock issuance                  14,153          -           60            -                  -
Translation adjustment (net
  of deferred taxes of $24)                  -          -            -           39                  -
                              ------------------------------------------------------------------------
Balance at December 3, 1995         15,704,903        158       23,883           39             10,841
  Net income                                                                                    13,436
Issuance of common stock:
  Public offering, including
    over allotment, net of
    offering costs                   3,524,750         35       98,309            -                  -
  Alba acquisition                     150,000          1        3,249            -                  -
  Exercise of stock options             77,596          1          661            -                  -
Translation adjustment (net
  of deferred taxes of $180)                 -          -            -          551                  -
                              ------------------------------------------------------------------------
Balance at December 1, 1996         19,457,249       $195     $126,102         $590            $24,277
                              ========================================================================

The accompanying notes are an integral part of these financial statements.

                Chicago Miniature Lamp, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                            (Dollars in Thousands)


                                                                              NINE MONTHS
                                                            YEAR ENDED           ENDED
                                                      DECEMBER 1   DECEMBER 3 NOVEMBER 27
                                                         1996         1995       1994
                                                      -----------------------------------
OPERATING ACTIVITIES
Net income                                              $ 13,436    $  8,465     $  1,110
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                           3,165       1,901        1,049
   Deferred income taxes                                   1,318         (20)         329
   Stock issued to employees                                   -          60          128
   Changes in operating assets and liabilities:
    Accounts receivable                                   (5,110)     (1,728)         713
    Inventories                                           (4,873)       (623)         300
    Prepaid expenses and other                              (440)       (272)         (52)
    Accounts payable                                      (3,478)        (95)         (87)
    Accrued expenses                                       1,452        (579)        (598)
    Accrued and prepaid income taxes                      (1,063)      2,267          285
    Stockholder payable/receivable                          (594)     (1,079)         463
    Other long-term liabilities                           (3,402)       (155)          82
    Other                                                    (18)        (54)           -
                                                      -----------------------------------
Net cash provided by operating activities                    393       8,088        3,722

INVESTING ACTIVITIES
Purchases of property, plant, and equipment               (8,921)     (2,465)        (476)
Acquisitions, net of cash acquired                       (10,293)    (10,308)      (8,496)
Maturities (purchases) of held-to-maturity
 investments                                               2,102      (2,102)           -
                                                      -----------------------------------
Net cash used for investing activities                   (17,112)    (14,875)      (8,972)

FINANCING ACTIVITIES
Net borrowings (repayments) of line of credit              1,804     (19,441)       4,292
Proceeds from borrowings                                  24,442      23,684       18,775
Payments of long-term debt and capital leases             (3,214)     (7,055)     (13,259)
Payment of deferred financing costs                         (297)          -            -
Proceeds from issuance of common stock - Net of
  offering costs                                          98,344       9,046            -
Exercise of stock options                                    662           -            -
                                                      -----------------------------------
Net cash provided by financing activities                121,741       6,234        9,808
                                                      -----------------------------------
Net increase (decrease) in cash and cash equivalents     105,022        (553)       4,558
Cash and cash equivalents, beginning of period             4,005       4,558            -
                                                      -----------------------------------
Cash and cash equivalents, end of period                $109,027    $  4,005     $  4,558
                                                      ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Interest                                              $    936    $  1,155     $    850
                                                      ===================================
  Income taxes                                          $  3,802    $    629     $      -
                                                      ===================================

The accompanying notes are an integral part of these financial statements.

                Chicago Miniature Lamp, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


1.  ORGANIZATION AND ACQUISITIONS

Chicago Miniature Lamp, Inc. (an Oklahoma corporation) and subsidiaries (collectively, the Company) manufactures and sells miniature lighting products and related electronic components and lamp-making equipment and fiber optic products to original equipment manufacturers and distributors.

On May 9, 1994, the Company acquired all of the capital stock of Industrial Devices, Inc. (IDI) (a New Jersey corporation) for $8,496,000 in cash, net of cash acquired. The Company assumed liabilities of $6,478,000 in connection with this acquisition. The transaction was partly financed by long-term debt. IDI manufactures miniature lighting assemblies.

In March 1995, the Company initiated operations at IDI Internacional, S.A., a subsidiary of IDI, located in Costa Rica. Operations at this facility include the manufacture of value-added lighting assemblies.

On March 30, 1995, IDI acquired all of the capital stock of Plastomer Inc. (Plastomer), a Canadian company, for $5,000,000 Canadian in cash. The foreign currency exchange rate as of March 30, 1995, was 0.713 U.S. dollars to one Canadian dollar. Plastomer manufactures injection molded components for the automotive industry.

In August 1995, IDI acquired all of the capital stock of Fredon Development Industries, Inc. (Fredon) for $2,245,000 in cash.

On November 10, 1995, the Company, through its wholly owned subsidiary Badalex Limited (Badalex), acquired substantially all of the assets of STT Badalex Limited, STI Lighting Limited, PRT Shipping Limited, and STT Holdings Limited, all companies formed under the laws of England for approximately $4,200,000 in cash. The Company also assumed liabilities of up to $4,800,000. At the end of 1995, the purchase allocation was preliminary. In 1996, adjustments were made to goodwill in the amount of $2,800,000. Badalex designs and manufactures lamp machinery.

On December 1, 1995, the Company acquired all of the outstanding stock of Electro Fiberoptics, Inc. for $1,600,000 in cash. This acquisition was made through the Company's wholly owned subsidiary, CML Fiberoptics, Inc. (Fiberoptics).

                Chicago Miniature Lamp, Inc. and Subsidiaries

1.  ORGANIZATION AND ACQUISITIONS (CONTINUED)

In December 1995, the Company through Badalex acquired certain assets of Phoenix Lighting (UK) Limited for approximately $2,400,000 in cash.

In addition, effective May 1, 1996, the Company acquired all the outstanding equity of W. Albrecht GmbH u.Co. KG (Germany) and Alba Lamps, Inc. (USA) and certain equity interests in their affiliates (collectively Alba) for approximately $8.5 million in cash (see Note 5), 150,000 shares of common stock of the Company (valued at $3.3 million), and the assumption of approximately $4.9 million of bank debt. Alba is a manufacturer and supplier of miniature lamps, value-added assemblies and instrument backed lighting systems.

For financial reporting purposes, each acquisition was accounted for as a purchase, and the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value existing at the date of acquisition. The excess of purchase price over fair market value of net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. The Alba allocation is based on preliminary information and is subject to adjustment.

For income tax reporting purposes, the IDI, Plastomer, Fredon, and Fiberoptics transactions were acquisitions of stock. As a result, the tax bases of assets and liabilities carry over from amounts previously reported for income tax purposes. Deferred taxes have been provided in the accompanying consolidated balance sheets for the temporary differences between the tax and financial reporting bases of the assets acquired and liabilities assumed.

Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis, assuming the companies had been consolidated since November 28, 1994:

                                          YEAR ENDED
                                    DECEMBER 1  DECEMBER 3
                                       1996        1995
                                    ----------------------
              Net sales               $104,839    $105,093
              Net income                13,371       8,012
              Net income per share         .82         .49

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made as of November 28, 1994.

                Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The minority interests represent the 40% and 30% separate ownership of A&S Electric s.r.o., Czech Republic and Alba Technology (M) Sdn. Bdn., Malaysia, respectively. Both were part of the Alba acquisition.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FISCAL YEAR

In 1994, the Company changed its financial reporting year-end to the Sunday nearest to December 1 of each year. Previously, the fiscal year ended the Sunday closest to February 28. Accordingly, the consolidated statement of operations for the period ended November 27, 1994 contains 39 weeks.

INVESTMENTS

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest expense, net.

                Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower cost, determined by the first in, first out
(FIFO) method, or market. Inventories consist of the following (dollars in thousands):


                                     DECEMBER 1      DECEMBER 3
                                        1996             1995
                               --------------------------------
              Raw materials            $ 7,240           $3,320
              Work in process            5,916            1,115
              Finished goods             3,030            3,583
                               --------------------------------
                                       $16,186           $8,018
                               ================================

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives:



              Buildings and improvements   25-39 years
              Machinery and equipment      12-25 years
              Molds                        10-20 years
              Furniture and fixtures        5-10 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term.

The Company's depreciation method and estimated useful lives were retroactively revised in connection with the November 27, 1994, consolidated financial statements in order to more fairly allocate the cost of the assets over their period of actual service. Previously, the Company had used accelerated tax depreciation methods and lives for financial reporting.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows

                Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

estimated to be generated by those assets are less than the asset's carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adopting Statement No. 121 was not material.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired related to the business acquisitions described in Note 1. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization is approximately $377,000 and $177,000 at December 1, 1996 and December 3, 1995, respectively. Amortization expense was approximately $200,000, $53,000 and $47,000, for the years ended December 1, 1996 and December 3, 1995 and the nine months ended November 27, 1994, respectively. The Company periodically assesses whether a change in circumstances has occurred subsequent to an acquisition which would indicate whether the future useful life of an asset should be revised. The Company considers the future earnings potential of the acquired business in assessing the recoverability of goodwill.

OTHER INTANGIBLE ASSETS

Other intangible assets include the fair value of engineering technology, patents, noncompete, and other agreements associated with the acquisitions described in Note 1. The intangibles are being amortized using the straight-line method over their respective useful lives or contract periods, which range from 3 to 25 years. Accumulated amortization is approximately $1,810,000 and $1,418,000 at December 1, 1996 and December 3, 1995,
respectively. Amortization expense was approximately $392,000 and $380,000 for the years ended December 1, 1996 and December 3, 1995, respectively and $319,000 for the nine months ended November 27, 1994.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of shipment.

Revenues on long-term contracts are recognized under the percentage-of-completion method. Provision for estimated contract losses, if any, is made in the period such losses are determined.

INCOME TAXES

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax bases of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

FOREIGN CURRENCY TRANSLATION

Transactions arising in foreign currencies have been translated at rates of exchange in effect at the dates of the transactions. Gains or losses during the year have been included in net income. Assets and liabilities of foreign affiliates are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of stockholders' equity.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company enters into foreign exchange forward contracts to protect against fluctuating currency exchange rates (principally European currencies and Japanese yen) which can affect the eventual dollar net cash flows resulting from its operational activity. These contracts are marked to market with gains and losses recognized currently in income. The Company does not hold or issue financial instruments for trading purposes. The aggregate foreign exchange gain recorded in 1996 was $1,283,000.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

                Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK SPLITS AND RECAPITALIZATION

The Company effected a 99-for-1 recapitalization on December 1, 1994, and stock splits effected in the form of dividends of 18-for-1 in October 1994 and 0.716-for-1 in February 1995. On August 5, 1996, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend was paid on August 27, 1996, to shareholders of record August 16, 1996. All share and per share data have been adjusted to reflect these stock splits and recapitalization as of the earliest period presented.

STOCK-BASED COMPENSATION

Stock-based compensation awards are accounted for under APB Opinion No. 25 Accounting for Stock Issued to Employees. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company will be required to comply with this Statement in 1997 and has yet to determine its impact.

EARNINGS PER COMMON SHARE

Pursuant to certain Securities and Exchange Commission requirements, earnings per common share have been computed giving retroactive effect to the stock dividends and recapitalization described above and as if the shares issued to key employees in the period ended November 27, 1994, had been outstanding for all periods.

3.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:


                                 DECEMBER 1   DECEMBER 3
                                    1996         1995
                                 ------------------------
                                  (Dollars in Thousands)
Land                                 $ 2,857      $   684
Buildings and improvements            13,114        5,308
Machinery and equipment               35,074       15,193
Molds                                  5,999        4,560
Furniture and fixtures                   747          497
                                 ------------------------
                                      57,791       26,242
Less:  Accumulated depreciation        5,640        3,189
                                 ------------------------
                                     $52,151      $23,053
                                 ========================

                Chicago Miniature Lamp, Inc. and Subsidiaries

4.  CHIEF EXECUTIVE OFFICER COMPENSATION AND RELATED PARTY TRANSACTIONS

The accompanying consolidated statements of income include the following charges related to services provided by the chief executive officer (the CEO) and principal stockholder (dollars in thousands):


                                                                        NINE MONTHS
                                               YEAR ENDED                  ENDED
                                      DECEMBER 1         DECEMBER 3     NOVEMBER 27
                                         1996               1995            1994
                                 --------------------------------------------------
Compensation                                $249             $360            $2,000
Rent for corporate headquarters               67               60                45

The CEO and principal stockholder has an amended employment agreement with the Company under which his compensation will be $250,000 for fiscal year 1997 (previously $480,000).

Amounts due from the CEO and principal stockholder were as follows (dollars in thousands):

                                                             DECEMBER 1  DECEMBER 3
                                                                1996        1995
                                                             ----------------------
Advance to stockholder                                         $594          $74
                                                             ======================

                 Chicago Miniature Lamp, Inc. and Subsidiaries

5.  DEBT

Debt consisted of the following:


                                                      DECEMBER 1      DECEMBER 3
                                                         1996            1995
                                                --------------------------------
                                                     (Dollars in Thousands)
Operating revolving credit loan, due October
  30, 1998, unless extended, interest payable
  monthly at LIBOR plus 2.25% (8.25% at
  December 1, 1996)                                      $3,636           $2,628
Acquisition loan, due October 30, 1998,
  unless extended, interest payable at LIBOR
  plus 2.25% (8.25% at December 1, 1996)                  1,893                -
Equipment loans, due in monthly installments
  totaling $24 plus interest at rates between
  5.5% and 7.95%                                          2,786                -
Lines of credit with interest payable monthly
  at average rate of 7.5%                                   906                -
Promissory note, interest at the lender's
  average cost of short-term funds (6.96% at
  December 3, 1995) plus 2.25%, repaid in 1996                -              584
                                                --------------------------------
                                                          9,221            3,212
Less:  Current portion                                    3,614               65
                                                --------------------------------
                                                         $5,607           $3,147
                                                ================================

As of December 1, 1996, the Company's revolving credit agreement provided for borrowings up to $25,000,000 under an operating revolving loan, and $30,000,000 under acquisition loans, subject to the lesser of $55,000,000 or a collateral borrowing base, as defined in the amended credit agreement, and up to $10,000,000 under a letter of credit and banker's acceptance revolving loan. The maturity date of the agreement has been extended to October 30, 1998.

As of December 1, 1996 and December 3, 1995, the Company had borrowed $27,089,000 and $2,628,000, respectively, of the $55,000,000 and $25,068,000, respectively, available under the loan agreement's borrowing base. Letters of credit totaling $3,354,000 and $831,000 were outstanding at December 1, 1996 and December 3, 1995, respectively, none of which had been drawn upon.

                Chicago Miniature Lamp, Inc. and Subsidiaries

5.  DEBT (CONTINUED)

Short term notes payable consist of $22 million denominated in Japanese Yen under the acquisition facility portion of the credit agreement. The first loan due August 11, 1997, is for $8 million with interest at the rate of approximately 3.4%. The second loan for $14 million is due November 6, 1997, and bears interest at the annual rate of approximately 2.3%. The amounts outstanding at December 1, 1996, have been adjusted based on the exchange rate at that date and an unrealized gain of $440,000 has been recorded.

Amounts borrowed may remain outstanding, until due by their terms provided that: (a) they are supported by the borrowing base, and (b) the Company is in compliance with the various restrictive covenants described below. As of December 1, 1996 and December 3, 1995, the Company was in compliance with the terms of its amended credit agreement. Loans under the credit agreement (Revolving Loan, Letter of Credit Loan and Acquisition Loan) are collateralized by substantially all of the Company's property and assets.

The Company is required to comply with a number of affirmative and negative covenants under the credit agreement. Among other things, the credit agreement requires the Company to satisfy certain financial tests and ratios (including interest coverage ratios, net worth-related ratios, and net worth requirements).

As of December 1, 1996, annual debt principal payments required were as follows (dollars in thousands):



         1997                                                             $3,614
         1998                                                              4,024
         1999                                                                293
         2000                                                                293
         2001                                                                293
         Thereafter                                                          704
                                                                          ------
                                                                          $9,221
                                                                          ======

                Chicago Miniature Lamp, Inc. and Subsidiaries

6.  INCOME TAXES

The following is a summary of income before income taxes (dollars in thousands):


                                                          NINE MONTHS
                                YEAR ENDED                   ENDED
                        DECEMBER 1       DECEMBER 3       NOVEMBER 27
                           1996            1995              1994
                     --------------------------------------------------
Domestic operations      $ 9,280          $ 8,289           $1,910
Foreign operations        10,189            3,169                -
                     --------------------------------------------------
                         $19,469          $11,458           $1,910
                     ==================================================

The following is a summary of the provision for income taxes (dollars in thousands):


                                                           NINE MONTHS
                                   YEAR ENDED                 ENDED
                            DECEMBER 1      DECEMBER 3     NOVEMBER 27
                              1996             1995            1994
                     --------------------------------------------------
Federal:
 Current                     $3,082           $2,278           $309
 Deferred                       632               77            294
                     --------------------------------------------------
                              3,714            2,355            603
                     --------------------------------------------------
State:
 Current                        425              408            162
 Deferred                       (49)             (26)            35
                     --------------------------------------------------
                                376              382            197
                     --------------------------------------------------
Foreign:
 Current                      1,615              152              -
 Deferred                       324              104              -
                     --------------------------------------------------
                              1,939              256              -
                     --------------------------------------------------
                             $6,029           $2,993           $800
                     ==================================================

                Chicago Miniature Lamp, Inc. and Subsidiaries

6.  INCOME TAXES (CONTINUED)

The Company's manufacturing facility in Costa Rica is operated under a tax holiday, which expires in 2005. The impact of this tax holiday was an increase to net income of $1,309,000 or $.08 per share for the year ended December 1, 1996, and $742,000 or $.08 per share for the year ended December 3, 1995.

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows (dollars in thousands):



                                                                     NINE MONTHS
                                           YEAR ENDED                   ENDED
                                    DECEMBER 1      DECEMBER 3       NOVEMBER 27
                                      1996             1995             1994
                              --------------------------------------------------
Computed federal tax
 provision at statutory
 rates                                $ 6,618           $3,896           $649
Increase (decrease) in
 taxes resulting from:
   Amortization of goodwill                35               24             17
   State income taxes, net of
    federal benefit                       205              252            115
   Lower effective income
    taxes of other countries           (1,484)            (841)             -
   Other                                  655             (338)            19
                              --------------------------------------------------
                                      $ 6,029           $2,993           $800
                              ==================================================

The significant items comprising deferred tax liabilities are as follows (dollars in thousands):

                                                          DECEMBER 1  DECEMBER 3
                                                             1996        1995
                                                          ----------------------
Assets:
 Reserves                                                     $  217      $  193
 Other                                                           322         492
                                                          ----------------------
Total assets                                                     539         685
                                                          ----------------------
Liabilities:
 Accelerated tax depreciation                                  5,873       5,197
 Other                                                           782         286
                                                          ----------------------
Total liabilities                                              6,655       5,483
                                                          ----------------------
                                                              $6,116      $4,798
                                                          ======================

                Chicago Miniature Lamp, Inc. and Subsidiaries

7.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The consolidated statements of operations for the nine months ended November 27, 1994, included a $180,000 charge in selling, general, and administrative expenses to settle lawsuits brought against the Company by former employees for breach of contract and other claims.

CONTINGENCY

The Company, as part of its acquisition of Badalex, assumed performance responsibility for an existing contract to construct and sell two lines of equipment, one of which had been shipped, and an amount of cash was received by the previous owners. The second line of equipment was completed and shipped to the customer, who, subsequent to the Company's year-end, decided to suspend operations. The Company believes it has performed under the terms of the contract. The Company is negotiating with the customer to resolve this matter. The outstanding balance at December 1, 1996, related to the delivery of the second line of equipment is approximately $2,600,000. The Company cannot reasonably estimate the possible financial effect, if any, upon the ultimate resolution of this matter. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position.

FORWARD CURRENCY CONTRACTS

At December 1, 1996, the Company had a forward currency contract outstanding to deliver DM12,004,800 and receive $8,000,000 on June 5, 1997. At December 1, 1996, the unrealized gain on the outstanding contract of $198,596 has been recognized in net income. The fair value of the contract of $7,801,404 was determined based on the published spot market quotations for DM.

                Chicago Miniature Lamp, Inc. and Subsidiaries

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

The Company leases certain facilities and equipment under operating lease and sublease agreements that expire at various dates from the current year to 2010. The Company also has capital lease obligations totaling $314,000. As of December 1, 1996, the aggregate minimum future commitments under operating leases are as follows (dollars in thousands):


                                                  OPERATING
                                                  ---------
                        1997                         $  632
                        1998                            425
                        1999                             66
                        2000                             60
                        2001                             60
                        Thereafter                        -
                                                  ---------
                                                     $1,243
                                                  =========

Rent expense for the year ended December 1, 1996, and the year ended December 3, 1995, was $948,000 and $593,000, respectively, and $431,000 for the nine months ended November 27, 1994.

8.  STOCK COMPENSATION AND STOCK OPTION PLAN

On May 16, 1994, the Company issued approximately 1.1% of its then-outstanding shares of common stock to four key employees in partial consideration for services rendered. The Company recorded a compensation charge of $128,000 to selling, general, and administrative expenses in the statement of operations for the nine months ended November 27, 1994. The amount of the charge was based on the stock's estimated fair market value on May 16, 1994.

In January 1995, the Company's Board of Directors approved a stock option plan for up to 450,000 shares (amended to 1,000,000 shares in December 1996) of common stock. The plan provides for the granting of both incentive stock options (as defined in section 422 of the Internal Revenue Code) and nonqualified stock options. Options may be granted under the plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive

                Chicago Miniature Lamp, Inc. and Subsidiaries

8.  STOCK COMPENSATION AND STOCK OPTION PLAN (CONTINUED)

stock options cannot be less than the fair market value of the common stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of 10 years from the date of grant.

As of December 1, 1996 and December 3, 1995, options for 438,999 and 345,000 shares were outstanding with exercise prices varying between $8.333 and $24.33 per share. No options were exercised in 1995. During fiscal 1996, 34,994 and 42,600 options were exercised at exercise prices of $8.333 and $10.75, respectively, 164,273 options were exercisable at December 1, 1996.

9.  EMPLOYEE BENEFIT PLANS

DEFINED-CONTRIBUTION PLAN

In 1996, CML adopted a 401(k) defined contribution plan that is available to all non-union employees who have met certain length of service requirements. The plan provides for deferred salary contributions by the plan participants and Company matching contributions in an amount equal to 50% of the participant deferred salary contributions up to a maximum of 4% of eligible compensation. The plan also provides for a Company discretionary contribution to be determined annually by the Board of Directors. The Company's expense under this plan was approximately $38,000 for year ended December 1, 1996.

IDI had a similar plan through November 30, 1995, at which time the Company suspended all contributions to the IDI 401(k) Plan. IDI's expense under the suspended 401(k) Plan was approximately $41,000, and $15,000 for the periods ended December 3, 1995 and November 27, 1994, respectively.

                Chicago Miniature Lamp, Inc. and Subsidiaries

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED-BENEFIT PLANS

IDI and Fredon sponsor separate noncontributory, defined-benefit pension plans (the Plans) in which IDI union employees and substantially all Fredon employees are eligible to participate. Benefits are based on years of service and compensation. The Plans' 1996 and 1995 combined funded status (based on the most recent valuations) and the amounts recognized in the accompanying consolidated balance sheets are as follows (dollars in thousands):

                                                          DECEMBER 1 DECEMBER 3
                                                             1996       1995
                                                          ---------------------
Actuarial present value of benefit obligations
 Vested benefits                                             $1,094      $1,000
 Nonvested benefits                                             117          51
                                                          ---------------------
Accumulated benefit obligation                                1,211       1,051
Effect of future salary increases                                57          64
                                                          ---------------------
Projected benefit obligation                                  1,268       1,115
Plan assets at fair value, primarily corporate bonds
 and U.S. government obligations                              1,063         981
                                                          ---------------------
Plan assets less than projected benefit obligation             (205)       (134)
Unrecognized transition amount                                   80          97
Unrecognized net (gain) loss                                    141          51
Unamortized prior service cost                                   16          18
                                                          ---------------------
Prepaid pension cost                                         $   32      $   32
                                                          =====================

                Chicago Miniature Lamp, Inc. and Subsidiaries

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

The components of net periodic pension cost are as follows (dollars in thousands):



                                                                     NINE MONTHS
                                                   YEAR ENDED           ENDED
                                             DECEMBER 1  DECEMBER 3  NOVEMBER 27
                                                1996        1995        1994
                                             -----------------------------------
Service cost                                   $ 44        $ 99         $ 26
Interest cost on projected benefit
obligation                                       81          67           16
Actual return on plan assets                    (63)        (71)          (6)
Net amortization and deferral                    (7)         12          (15)
                                             -----------------------------------
Net pension cost                               $ 55        $107         $ 21
                                             ===================================

The discount rates used in determining the present value of the projected benefit obligation were 7.5% and 6.5%, the expected long-term rates of return on assets was 9% and 6.5% for IDI and Fredon, respectively, and the assumed rate of increase in future compensation levels was 5%.

Plastomer maintains a defined-benefit pension plan which provides retirement benefits for essentially all employees. The plan is subject to an actuarial valuation every three years. The most recent valuation was January 1, 1994, which indicated a surplus of $39,000. The pension expense for the years ended December 1, 1996 and December 3, 1995, was $71,400 and $71,000, respectively, and consists entirely of service costs.

10.  CAPITAL STOCK

In December 1994, the Company amended its Articles of Incorporation to increase the authorized shares of common stock from 50,000 shares to 20,000,000 shares and change the common stock's par value from $1.00 to $.01 per share. In December 1996, the Company again amended its Articles of Incorporation to increase the authorized shares of common stock to 100,000,000 shares.

In January 1995, the Company also revised its Articles of Incorporation to authorize the issuance of 5,000,000 shares of preferred stock, $.01 par value. No shares of preferred stock have been issued.

At December 1, 1996, 450,000 shares of common stock have been reserved for future issuance upon the exercise of stock options.

                Chicago Miniature Lamp, Inc. and Subsidiaries

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, and accruals meeting the definition of a financial instrument approximate fair value. The carrying value and related estimated fair values for the Company's remaining financial instruments are as follows:


                                               DECEMBER 1, 1996
                                          CARRYING        ESTIMATED
                                           AMOUNT         FAIR VALUE
                                        ----------------------------
ASSETS
Foreign currency forward contracts      $         -      $ 7,801,404

LIABILITIES
Short-term Yen-denominated loans        $21,560,000      $21,560,000

Derivative financial instruments currently utilized by the Company are short-term foreign currency forward contracts and fair values are based on exchange rates at December 1, 1996. The fair value of long-term debt is estimated to be equal to the carrying value. The fair value of loans denominated in Japanese Yen is based on exchange rates at December 1, 1996.

12.  SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly financial data for the fiscal years ended December 1, 1996 and December 3, 1995.


                           FIRST          SECOND          THIRD           FOURTH
                          QUARTER         QUARTER        QUARTER         QUARTER
                          ------------------------------------------------------
                                   (In Thousands, Except Per Share Data)
1996
Net sales                 $19,401         $22,126        $25,091         $27,553
Gross margin                6,520           7,764          8,682          10,058
Net income                  2,471           2,903          3,106           4,956
Net income per
 common share                 .16             .18            .20             .28

1995

Net sales                 $10,980         $13,422        $14,586         $18,414
Gross margin                4,022           4,590          4,939           7,125
Net income                  1,092           1,358          1,681           4,334
Net income per
 common share                 .09             .11            .11             .28

                Chicago Miniature Lamp, Inc. and Subsidiaries

13.  GEOGRAPHIC SEGMENT INFORMATION

Prior to February 1995, the Company's operations were solely in the United States. As described in Note 1, the Company made acquisitions during fiscal 1995 in Canada, the United Kingdom, and commenced operations in Costa Rica and during fiscal 1996 in Germany.

Financial information as of and for the year ended December 1, 1996, summarized by geographic area, is as follows:


                         UNITED                             OTHER
                         STATES     CANADA     EUROPE  INTERNATIONAL ELIMINATIONS CONSOLIDATED
                         ---------------------------------------------------------------------
                                                     (Dollars in Thousands)
1996
TOTAL REVENUES
Unaffiliated customers   $ 49,843  $13,084     $22,801     $ 8,443      $     -       $ 94,171
Interarea transfers           203      (53)      2,894           -       (3,044)             -
                         ---------------------------------------------------------------------
Total                      50,046   13,031      25,695       8,443       (3,044)        94,171

Income from operations      7,038    2,683       4,574       4,177            -         18,472

ASSETS
Identifiable assets        41,255    9,887      50,080      11,314            -        112,536
Corporate assets           99,466        -           -           -            -         99,466
                         ---------------------------------------------------------------------
Total assets             $140,721  $ 9,887     $50,080     $11,314      $     -       $212,002
                         =====================================================================
1995
TOTAL REVENUES
Unaffiliated customers   $ 44,340  $ 7,064     $     -     $ 5,998      $     -       $ 57,402
Interarea transfers             -      138           -           -         (138)             -
                         ---------------------------------------------------------------------
Total                      44,340    7,202           -       5,998         (138)        57,402

Income from operations      9,034      707           -       2,473            -         12,214

ASSETS
Identifiable assets        30,560    9,429      10,287       7,104            -         57,380
Corporate assets            2,150        -           -           -            -          2,150
                         ---------------------------------------------------------------------
Total assets             $ 32,710  $ 9,429     $10,287     $ 7,104      $     -       $ 59,530
                         =====================================================================

Interarea transfers primarily represent shipments of work in process and finished goods inventory to domestic operations. These interarea shipments are made at transfer prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated net revenues. Corporate assets consist primarily of cash equivalents in 1996 and investments in 1995.

                Chicago Miniature Lamp, Inc. and Subsidiaries

14.  SUBSEQUENT EVENT

On January 30, 1997, the Company consummated the purchase of all outstanding shares of capital stock of Valmont Electric, Inc. for cash of approximately $25 million. Valmont is a manufacturer of magnetic and electronic ballasts for the fluorescent sign and high intensity discharge lighting markets.

                                                  FINANCIAL STATEMENTS



                                                     PLASTOMER INC.

                                                      DECEMBER 1, 1996

                              AUDITORS' REPORT


To the Shareholders of
PLASTOMER INC.

We have audited the balance sheets of PLASTOMER INC. as at December 1, 1996 and December 3, 1995 and the statements of income, retained earnings and cash flows for the year ended December 1, 1996 and the 244 days ended December 3, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 1, 1996 and December 3, 1995 and the results of its operations and the changes in its financial position for the year ended December 1, 1996 and the 244 days ended December 3, 1995 in accordance with generally accepted accounting principles in the United States.




Barrie, Canada,
December 23, 1996.                                         Chartered Accountants

PLASTOMER INC.


                                BALANCE SHEET


As at December 1
(with comparative figures as at December 3, 1995)

                                                                         1996             1995
                                                                            $                $
----------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash                                                                  985,424          914,312
Accounts receivable                                                 2,630,575        2,641,497
Income taxes receivable                                                    --          133,139
Inventory [note 3]                                                  1,661,931        1,456,379
Prepaid expenses                                                       31,019           34,656
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                5,308,949        5,179,983
Fixed assets [note 4]                                               6,779,361        5,913,236
Goodwill [note 5]                                                   1,261,167        1,294,803
----------------------------------------------------------------------------------------------
                                                                   13,349,477       12,388,022
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued charges                                1,350,297        2,119,183
Income taxes payable                                                  614,565                -
Current portion of long-term debt [note 6]                                  -           88,000
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           1,964,862        2,207,183
Accrued start-up costs                                                333,058          655,929
Long-term debt [note 6]                                                     -          705,400
Due to related parties [note 7]                                     1,824,850        1,735,337
Deferred income taxes                                               1,683,081        1,530,174
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   5,805,851        6,834,023
----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock [note 8]                                              5,000,000        5,000,000
Retained earnings                                                   2,543,626          553,999
----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          7,543,626        5,553,999
----------------------------------------------------------------------------------------------
                                                                   13,349,477       12,388,022
==============================================================================================

See accompanying notes

On behalf of the Board:


                                      Director                      Director

PLASTOMER, INC.


                              STATEMENT OF INCOME

Year ended December 1
(with comparative figures for the 244 days ended December 3, 1995)

                                                                         1996             1995
                                                                            $                $
----------------------------------------------------------------------------------------------
NET SALES                                                          16,872,470        9,491,312
Direct materials and labour                                         9,710,805        5,044,746
----------------------------------------------------------------------------------------------
Contributions to overhead                                           7,161,665        4,446,566
----------------------------------------------------------------------------------------------

OVERHEAD COSTS
Manufacturing expenses                                              2,557,412        1,800,479
Depreciation and amortization                                         491,816          344,552
----------------------------------------------------------------------------------------------
                                                                    3,049,228        2,145,031
Inventory change and capitalized variances                           (290,943)         218,409
----------------------------------------------------------------------------------------------
                                                                    2,758,285        2,363,440
----------------------------------------------------------------------------------------------
GROSS MARGIN                                                        4,403,380        2,083,126
Distribution costs                                                    117,504           80,258
Tooling income                                                        (15,890)         (19,024)
----------------------------------------------------------------------------------------------
GROSS PROFIT                                                        4,301,766        2,021,892
Selling and marketing                                                      --           31,441
Administration                                                        647,470          341,705
----------------------------------------------------------------------------------------------
Income before interest, fees and income taxes                       3,654,296        1,648,746
Interest on long-term debt                                             55,662           84,475
Management fee                                                        510,000           680272
----------------------------------------------------------------------------------------------
Income before provision for income taxes                            3,088,634          883,999
----------------------------------------------------------------------------------------------
Provision for income taxes
    Current                                                           946,100          188,893
    Deferred                                                          152,907          141,107
----------------------------------------------------------------------------------------------
                                                                    1,099,007          330,000
----------------------------------------------------------------------------------------------
NET INCOME FOR THE YEAR                                             1,989,627          553,999
==============================================================================================

See accompanying notes

PLASTOMER, INC.

                        STATEMENT OF RETAINED EARNINGS

Year ended December 1
(with comparative figures for the 244 days ended December 3, 1995)

                                                                         1996             1995
                                                                            $                $
----------------------------------------------------------------------------------------------

RETAINED EARNINGS, BEGINNING OF YEAR                                  553,999               --
Net income for the year                                             1,989,627          553,999
----------------------------------------------------------------------------------------------
RETAINED EARNINGS, END OF YEAR                                      2,543,626          553,999
==============================================================================================


See accompanying notes

                           STATEMENT OF CASH FLOWS


Year ended December 1
(with comparative figures for the 244 days ended December 3, 1995)

                                                                         1996             1995
                                                                            $                $
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income for the year                                             1,989,627          553,999
Add charges to income not resulting in a current outlay of cash
    Depreciation and amortization                                     494,518        3,415,406
    Deferred income taxes                                             152,907          141,107
    Net loss on sale of fixed assets                                   83,643        1,307,964
----------------------------------------------------------------------------------------------
                                                                    2,720,695        2,348,476
Net increase (decrease) in accrued start-up costs                    (322,871)         655,929
Net change in non-cash working capital balances [note 9]             (212,175)      (2,146,488)
----------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                               2,185,649          857,917
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net change in due to related parties                                   89,513        1,735,337
Net change in long-term debt                                         (793,400)         793,400
----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (703,887)       2,528,737
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Deferred taxes recorded upon amalgamation                                  --        1,389,067
Proceeds of share capital issuance                                         --        5,000,000
Assets received on amalgamation                                            --       (7,403,324)
Goodwill recorded on amalgamation                                          --       (1,323,602)
Purchase of fixed assets                                           (1,645,604)        (467,930)
Proceeds on disposal of fixed assets                                  234,954          333,447
----------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                  (1,410,650)      (2,472,342)
----------------------------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE YEAR                                   71,112          914,312
Cash, beginning of year                                               914,312               --
----------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                     985,424          914,312
==============================================================================================

See accompanying notes

PLASTOMER, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

December 1, 1996
(with comparative figures as at December 3, 1995)


1. OPERATIONS

The company is a manufacturer and supplier of miniature light socket assemblies to the automotive industry. The assemblies are used primarily for instrument clusters, warning lights, climate control modules and courtesy lights.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the company have been prepared in accordance with generally accepted accounting principles, on a consistent basis during the year. The following is a summary of the more significant accounting policies:

AMALGAMATION

On March 31, 1995, Industrial Devices Inc., a United States corporation, acquired Plastomer Inc. At that time 1112637 Ontario Inc., 1124655 Ontario Inc. and Plastomer Inc. were amalgamated.

INVENTORY

Inventory is valued at the lower of cost or net realizable value. Cost has been determined on the first-in, first-out basis. Net realizable value for finished goods has been defined as standard selling price less normal profit margin. Net realizable value for raw materials has been defined as net replacement cost.

FIXED ASSETS

Based on purchase accounting the fixed assets are stated at the lower of appraised value, as determined by appraisals dated April 5, 1995 and May 3, 1995, less accumulated depreciation and net recoverable amount. Additions after this date are stated at the lower of cost less accumulated depreciation and net recoverable value. Depreciation is provided on the straight-line basis over the following periods:

Building                                        35 years
Machinery and equipment                          5 - 20 years
Moulds and dies                                 10 years
Software                                         5 years

INVESTMENT TAX CREDITS

The company reduces the cost of related fixed assets by the investment tax credits claimed in the year.

PLASTOMER INC.


                      NOTES TO THE FINANCIAL STATEMENTS

December 1, 1996
(with comparative figures as at December 3, 1995)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

GOODWILL

Goodwill is recorded at cost less accumulated amortization. Amortization is provided on the straight-line basis over a period of 40 years.

PENSION COSTS

Current and past service costs are expensed as incurred and funded as required by actuarial valuation. Past service costs relating to an amendment in the Pension Plan are amortized over the expected average remaining service life of the company's employees.

TRANSLATION OF FOREIGN CURRENCY

Transactions arising in foreign currencies [principally United States dollars and British pounds] have been translated at rates of exchange in effect at the dates of the transactions. Monetary items denominated in foreign currencies have been translated at rates of exchange in effect at the balance sheet date. Gains or losses during the year have been included in net income.

3. INVENTORY

                                                                         1996             1995
                                                                            $                $
----------------------------------------------------------------------------------------------

Raw materials                                                       1,029,503          980,157
Work-in-progress and finished goods                                   625,370          437,082
Capitalized variances                                                 (27,175)          25,673
Tooling                                                                34,233           13,467
----------------------------------------------------------------------------------------------
                                                                    1,661,931        1,456,379
==============================================================================================

PLASTOMER INC.


                      NOTES TO THE FINANCIAL STATEMENTS

December 1, 1996
(with comparative figures as at December 3, 1995)

4.  FIXED ASSETS


                                                                                 1996             1995
                                            -----------------------------------------       ----------
                                                             ACCUMULATED     NET BOOK         NET BOOK
                                                 COST       DEPRECIATION        VALUE            VALUE
                                                    $                  $            $                $
------------------------------------------------------------------------------------------------------

Land                                           75,000                 --       75,000           75,000
Buildings                                   1,505,615             71,508    1,434,107        1,471,429
Machinery and equipment                     3,941,354            466,042    3,475,312        3,570,442
Moulds and dies                             1,038,275            153,515      884,760          748,444
Software                                       61,578             18,878       42,700           47,921
Construction-in-progress                      867,482                 --      867,482               --
------------------------------------------------------------------------------------------------------
                                            7,489,304            709,943    6,779,361        5,913,236
======================================================================================================

5.  GOODWILL

                                                                                 1996             1995
                                                                                    $                $
------------------------------------------------------------------------------------------------------

Cost                                                                        1,323,602        1,323,602
Less accumulated amortization                                                 (62,435)         (28,799)
------------------------------------------------------------------------------------------------------
                                                                            1,261,167        1,294,803
======================================================================================================

6.  LONG-TERM DEBT

                                                                                 1996             1995
                                                                                    $                $
------------------------------------------------------------------------------------------------------

ROYNAT INC.
Promissory note, interest at RoyNat Inc.'s
    average cost of short-term funds plus 2.25%,
    currently repayable in monthly installments
    of $7,300 plus interest, due May 15, 1997                                      --          793,400
Less current portion of long-term debt                                             --          (88,000)
------------------------------------------------------------------------------------------------------
                                                                                   --          705,400
=======================================================================================================

PLASTOMER INC.


                      NOTES TO THE FINANCIAL STATEMENTS

December 1, 1996
(with comparative figures as at December 3, 1995)


6. LONG-TERM DEBT (CONT'D)

The company negotiated a $1,500,000 mortgage facility with RoyNat Inc. at the lender's average cost of funds plus 2.25%. A $2,000,000 demand debenture representing first fixed and floating charge over the company's land, buildings, machinery and equipment, a floating charge over all other assets, subject to priority agreements executed with the Bank of Montreal with respect to accounts receivable and inventory, and assignments of fire and life insurance have been pledged as security for this loan.

7. DUE TO RELATED PARTIES

                                                                                 1996             1995
                                                                                    $                $
------------------------------------------------------------------------------------------------------

BRITISH POUNDS
Due to Badalex Ltd.                                                            88,962
    Exchange                                                                  106,754                -
UNITED STATES DOLLARS
Due to Chicago Miniature Lamp, Inc.                                         1,010,000          630,000
    Exchange                                                                  343,400          225,902
Industrial Devices Inc.                                                       196,739          627,464
    Exchange                                                                   66,857          251,971
IDI Intenacional, S.A. (Costa Rica)                                             9,058                -
    Exchange                                                                    3,080                -
------------------------------------------------------------------------------------------------------
                                                                            1,824,850        1,735,337
======================================================================================================

The company uses IDI Internacional, S.A. as a sub-assembler for one of its product lines. Badalex Ltd. supplies the company with certain production machinery. Industrial Devices Inc. purchases finished goods certain. All of the above transactions are on terms that are substantially the same as to independent customers.

Chicago Miniature Lamp, Inc. pays certain expenditures on behalf of the company and receives quarterly management fees.

PLASTOMER INC.


                      NOTES TO THE FINANCIAL STATEMENTS

December 1, 1996
(with comparative figures as at December 3, 1995)


8. CAPITAL STOCK

                                                                                1996              1995
                                                                                   $                 $
------------------------------------------------------------------------------------------------------

AUTHORIZED
Unlimited voting, 6% non-cumulative, redeemable,
    retractable Class AA special shares
Unlimited common shares
ISSUED AND FULLY PAID
5,000,000 common shares                                                    5,000,000         5,000,000
======================================================================================================

Upon amalgamation the company converted 100 common shares of 1124655 Ontario Inc. into 100 common shares of the new entity, the outstanding capital of II 12637 Ontario Inc. and Plastomer Inc. were returned for cancellation without repayment.

On April 1, 1995 the company issued a further 4,999,900 common shares to Industrial Devices Inc. for $4,999,900.


9. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                                                                 1996             1995
                                                                                    $                $
------------------------------------------------------------------------------------------------------

Accounts receivable                                                            10,922       (2,641,497)
Income taxes receivable                                                       133,139         (136,047)
Inventory                                                                    (205,552)      (1,456,379)
Prepaid expenses                                                                3,637          (34,656)
Accounts payable and accrued charges                                         (768,886)       2,122,091
Income taxes payable                                                          614,565                -
------------------------------------------------------------------------------------------------------
                                                                             (212,175)      (2,146,488)
======================================================================================================

Decreases in assets and increases in liabilities result in a source of funds. Increases in assets and decreases in liabilities result in a use of funds and are indicated by brackets.

PLASTOMER INC.


                      NOTES TO THE FINANCIAL STATEMENTS

December 1, 1996
(with comparative figures as at December 3, 1995)

10.  PENSION PLAN

The company maintains a defined benefit pension plan which provides retirement benefits for essentially all employees. The plan is subject to an actuarial valuation every three years, the most recent valuation was January 1, 1994. The plan's most recent financial statements (December 31, 1995) indicate a surplus of $14,667. The pension expense, all for current service costs, in these financial statements is $96,837 [1995 - $96,506].

11.  OPERATING LEASES

Minimum lease payments over the next four years with respect to vehicle and office equipment operating leases are as follows:

                                                                                                     $
------------------------------------------------------------------------------------------------------

1997                                                                                            21,232
1998                                                                                            12,795
1999                                                                                               752
2000                                                                                               618
------------------------------------------------------------------------------------------------------
                                                                                                35,397
======================================================================================================


12.  CONTINGENT LIABILITY

The company is currently defending a wrongful dismissal suit filed by a former executive. The cost of settling this claim has been estimated to be a maximum of $150,000. Any costs associated with this claim will be charged to Accrued Start-up Costs when paid.

13.  COMMITMENTS

The company has committed to $1,215,000 of capital assets purchases for the coming year. Progress payments totaling $287,229 have been made to suppliers as a result of these commitments. These payments are included under "Construction-in-progress" [Note 4] in the financial statements.


14.  COMPARATIVE FIGURES

Certain of the prior period's figures have been reclassified to conform with the current year's presentation.

              SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTANTS
                CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                           (Dollars in thousands)


                                          Balance at     Charged to                               Balance at
                                         Beginning of    Costs and                                  End of
DESCRIPTION                                 Period        Expenses     Deductions     Other(1)      Period
------------------------------------------------------------------------------------------------------------
Year ended December 1, 1996:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for uncollectible accounts          118           105             70          231          524

Year ended December 3, 1995:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for uncollectible accounts          358                         -268           28          118

Nine months ended November 27, 1994:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for uncollectible accounts           41            78            -10          249          358

(1) Represents allowance for doubtful accounts acquired during the 1996 acquisition of Alba, the 1995 acquisition of Plastomer and the 1994 acquisition of IDI for the years ended December 1, 1996 and 1995 and the nine months ended November 27, 1994, respectively.

                        INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number                                  Description
--------                                -----------

10.29 Copy of Joint Venture Agreement between Schott Corporation, Chicago Miniature Lamp, Inc., CML Fiberoptics, Inc., Electro Fiberoptics Corp. and Schott CML Fiberoptics LLC, dated January 28, 1997

21.1       List of Subsidiaries

23.1       Consent of Ernst & Young LLP

23.1(a)    Consent of Arthur Andersen LLP

23.1(b)    Consent of Hards Pearson

27         Financial Data Schedule (for SEC use only)