Form 10-Q
period 1997-03-02
CHICAGO MINIATURE LAMP INC
filed 1997-04-15
CIK 942138

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                       ---------------------------------

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 1997

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

YES   X   NO
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of March 2, 1997, 19,152,249 shares of Registrant's Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                                         March 2,           December 1,
                                                                           1997                1996
                                                                        -----------         -----------
                                                                        (Unaudited)
                                                  ASSETS
Current Assets:
       Cash and cash equivalents                                        $    80,860         $   109,027
       Accounts receivable, net                                              32,682              18,532
       Income tax receivable                                                    410                 -
       Inventories                                                           35,164              16,186
       Prepaid expenses and other                                             7,158               2,090
                                                                        -----------         -----------
              Total current assets                                          156,274             145,835
                                                                        -----------         -----------

Property, Plant and Equipment, at cost:                                      78,336              57,791
       Less - Accumulated depreciation                                        6,566               5,640
                                                                             71,770              52,151
Other Assets:
       Goodwill, net of accumulated amortization                              7,828               6,931
       Other intangible assets, net of accumulated amortization               6,527               7,030
       Other assets                                                             616                  55
                                                                        -----------         -----------
              Total other assets                                             14,971              14,016
                                                                        -----------         -----------

              Total assets                                              $   243,015         $   212,002
                                                                        ===========         ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Short-term notes payable                                         $    30,187         $    21,560
       Current portion of long-term debt                                          -               3,672
       Accounts payable                                                      15,475               6,404
       Accrued income taxes payable                                           5,377               3,042
       Other accrued expenses                                                34,502              12,907
                                                                        -----------         -----------
              Total current liabilities                                      85,541              47,585
                                                                        -----------         -----------

Long-term debt, less current portion                                          1,651               5,863
                                                                        -----------         -----------
Other Liabilities:
       Deferred income taxes                                                  5,101               6,116
       Other long-term liabilities                                            1,467               1,228
       Minority interests                                                        41                  46
                                                                        -----------         -----------
              Total other liabilities                                         6,609               7,390
                                                                        -----------         -----------

Commitments and Contingencies
Stockholders'  Equity:
       Common stock, $.01 par value-
              Authorized - 100,000,000 shares
              Issued - 19,457,249 and 19,457,249
              shares at March 2,1997 and December 1,1996 respectively           195                 195
       Additional paid-in capital                                           126,085             126,102
       Foreign currency translation adjustment                                 (347)                590
       Retained earnings                                                     29,315              24,277
       Treasury stock at cost, 305,000 shares in 1997                        (6,034)                -
                                                                        -----------         -----------
              Total stockholders' equity                                    149,214             151,164
                                                                        -----------         -----------
              Total liabilities and stockholders' equity                $   243,015         $   212,002
                                                                        ===========         ===========

         See accompanying notes to the condensed financial statments.

                CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  ( In thousands, except per share amounts)

                                                         Three Months Ended
                                                        ---------------------
                                                        March 2,     March 3,
                                                          1997         1996
                                                        --------     --------
                                                             (unaudited)
Net sales                                                $34,130      $19,401
Cost of products sold                                     24,087       12,881
Gross margin                                              10,043        6,520
Selling, general and administrative expenses               5,227        2,801
                                                         -------      -------
Operating income                                           4,816        3,719
Other (income) expense:
   Interest income, net                                   (1,188)          71
   Other, net                                             (1,555)          30
                                                         -------      -------
Income before income taxes                                 7,559        3,618
Income taxes                                               2,574        1,147
                                                         -------      -------
Net income                                               $ 4,985      $ 2,471
                                                         =======      =======

Net income per common share                              $  0.26      $  0.16
                                                         =======      =======

Weighted-average shares outstanding                       19,419       15,705
                                                         =======      =======


        See accompanying notes to the condensed financial statements.

                 CHICAGO MINIATURE LAMP,INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                                                     Three months ended
                                                                                                   ----------------------
                                                                                                   March 2,      March 3,
                                                                                                     1997          1996
                                                                                                   --------      --------
                                                                                                         (unaudited)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                $  5,887      $ (4,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property,plant, and equipment                                                           (1,546)         (632)
Acquisitions,net of cash acquired                                                                   (26,315)       (2,549)
Decrease in short-term investments                                                                      -             (29)
Net cash used in investing activities                                                               (27,861)       (3,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from line of credit                                                                    2,200         5,583
Payments of long-term debt                                                                           (1,457)          (20)
Repurchase of common stock                                                                           (6,034)          -
Excercise of common stock options                                                                        71           -
Capitalization of offering costs                                                                        (35)          (54)
Net cash provided by (used-in) financing activities                                                  (5,255)        5,509

Effect of exchange rate changes on cash                                                                (938)         (204)
                                                                                                   --------      --------
Net decrease in cash and cash equivalents                                                           (28,167)       (2,296)

Cash and cash equivalents, beginning of period                                                      109,027         4,005
                                                                                                   --------      --------

Cash and cash equivalents, end of period                                                           $ 80,860      $  1,709
                                                                                                   ========      ========


        See accompanying notes to the condensed financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS





Note 1      General

     The interim consolidated financial statements presented have been prepared by Chicago Miniature Lamp, Inc. ("Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month periods ended March 2, 1997 and March 3, 1996, (b) the financial position at March 2, 1997, and (c) the cash flows for the three month periods ended March 2, 1997 and March 3, 1996. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 1, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the annual financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated February 25, 1997.


Note 2      Inventories

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following at March 2, 1997 and December 1, 1996 (dollars in thousands):



                                                March 2,    December 1,
                                                  1997         1996
                                                  ----         ----
             Raw materials                      $17,074       $ 7,240
             Work in progress                     7,179         5,916
             Finished goods                      10,911         3,030
                                                -------       -------
             Inventory at FIFO                  $35,164       $16,186
                                                =======       =======


Note 3      Acquisitions


     In December 1995, the Company acquired certain assets of Phoenix Lighting
(UK) Limited for approximately $2.4 million in cash.

     Effective May 1, 1996, the Company acquired all the outstanding equity of
W. Albrecht GmbH u. Co. KG (Germany) and Alba Lamps, Inc. (USA) and certain of their affiliates for approximately $8.5 million in cash, 150,000 shares of common stock of the Company and the assumption of approximately $4.9 million of bank debt.

     In January 1997, the Company, through its wholly owned subsidiary Alba Speziallampen Holding GmbH, acquired all the capital stock of Gustav Bruckner GmbH for DM 400,000 and the assumption of approximately DM 2.4 million of bank debt.

     On January 30, 1997, the Company consummated the purchase of all outstanding shares of capital stock of Valmont Electric, Inc. (Power Lighting Products) for cash of approximately $25 million. Power Lighting Products (PLP) is a manufacturer of magnetic and electronic ballasts for the fluorescent sign and high intensity discharge lighting markets.

     For financial reporting purposes, each acquisition was accounted for as a purchase, and the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value existing at the date of acquisition. The allocations of purchase price for the acquisitions other than Phoenix Lighting (UK) Limited are preliminary and subject to change as further data and appraisals become available.

     Based on unaudited data, the following table presents the Company and its subsidiaries' selected financial information on a pro forma basis, assuming the companies had been combined since December 4, 1995 (dollars in thousands, except earnings per share):



                                      Three Months Ended    Three Months Ended
                                         March 2, 1997         March 3, 1996
          Net sales                         $ 49,621              $ 48,829
          Net income                        $  5,073              $  2,442
          Net income per share              $    .26              $    .16


     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made as of December 4, 1995.

Note 4      Capital Stock

     On February 6, 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 400,000 shares of the Company's common stock. On March 2, 1997, the actual purchases under this authorization totaled 305,000 shares.


Note 5      Earnings Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company in fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share although the impact is not expected to be material.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis of the results of operations for the three months ended March 2, 1997 should be read in conjunction with the Consolidated Financial Statements of the Company with accompanying notes.


Results of Operations

Three months ended March 3, 1996 compared to the three months ended March 2, 1997.

     Net sales increased from $19.4 million for the three months ended March
3, 1996 to $34.1 million for the three months ended March 2, 1997. In addition to the increased sales volume from growth in market share and customer development, the increase in 1997 first quarter sales volume resulted from the inclusion of sales from the major acquisitions of Alba and Power Lighting Products (PLP), formerly called Valmont Electric, of approximately $13 million (Reference Note 3 - Acquisitions). The overall growth in sales of 75.9% results from the strategy of integrating acquisitions into a worldwide entity which then proceeds to maximize cross selling opportunities, manufacturing, and administrative functions.

     Gross margin increased from $6.5 million for the three months ended March 3, 1996 to $10.0 million for the three months ended March 2, 1997 due to the increased sales volume as previously described. As a percentage of net sales, gross margin decreased from 33.6% for the three months ended March 3, 1996 to 29.4% for the three months ended March 2, 1997 due to a change in product mix resulting from the PLP acquisition. Gross margins of PLP are expected to improve throughout the remainder of fiscal 1997 as cost reductions and operating reorganizations are effected. However, the ballast business has traditionally been a lower margin business than those for the Company's other products.

     Selling, general, and administrative expenses increased from $2.8 million for the three months ended March 3, 1996 to $5.2 million for the three months ended March 2, 1997. This quarter-to-quarter comparison increase is largely due to the integration of acquisitions made after the first quarter ended March 3, 1996 which are not reflected in the prior year (Reference Note 3 - Acquisitions). It is intended that Alba, located in Germany, will be the sales and administrative headquarters of an expanded European operation. The reorganization plan for the recently acquired Alba is on schedule, with an expected completion in May, 1997. The reorganized Alba provides the investment in infrastructure that is necessary to effect the Company's growth strategy in Europe. Additionally, PLP which was acquired on January 30, 1997, had a large administrative infrastructure in place, which will be reorganized and cost savings are expected to be realized throughout the remainder of fiscal 1997.
It is expected that the continued integration of recently acquired entities will result in a positive effect on selling, general, and administrative costs; however, no assurance can be given that such an effect will occur. As a percentage of net sales, selling, general, and administrative expenses were approximately 14.4% and 15.3% for the three months ended March 2, 1996 and March3, 1997, respectively.

     Interest expense, net was $71,000 for the three months ended March 3, 1996 as compared to $1.188 million of net interest income for the three months ended March 2, 1997. This was the result of the investment of proceeds from the secondary offering and positive current cash flows, less major expenditures of $25 million for the PLP purchase, in addition to $6 million for the repurchase of common stock.

     Other (income) expense for the three months ended March 2, 1997 includes gains from foreign currency of $1.555 million. The Company has taken currency positions in the second quarter fiscal 1997 which effectively secure previously recognized gains on foreign currency; keeps its low interest yen denominated debt in place, and materially prevent future exposure to the existing open positions (Yen denominated debt) as of March 2, 1997.

     As a result of the above, income before provision for income taxes increased from a $3.6 million profit for the three months ended March 3, 1996, to a profit of $7.6 million for the three months ended March 2, 1997. As a percentage of net sales, income before provision for income taxes increased from 18.6% for the three months ended March 3, 1996 to 22.1% for the three months ended March 2, 1997.

     For the three months ended March 3, 1996, the Company recorded a tax provision of $1.147 million for an effective tax rate of approximately 32%, compared to a tax provision of $2.574 million for an effective tax rate of 34% for the three months ended March 2, 1997. The Company has been positively impacted due to the establishment of foreign operations and the resulting lower effective taxes in some of those countries.


Liquidity and Capital Resources

In October 1996, the Company completed a secondary offering pursuant to which the Company issued and sold 3,525,000 shares of its common stock and received net proceeds of approximately $98.3 million. The Company intends to use such net proceeds to reduce debt, and to expand manufacturing infrastructure primarily through acquisitions and joint ventures, and capital expenditures.

     The Company's cash on hand as of March 2, 1997 was $80.9 million. Net cash provided by operating activities was $5.9 million for the three months ended March 2, 1997, and the cash used in investing activities totaled $27.9 million. The investing activities primarily included the PLP acquisition, in connection with which the Company paid approximately $25 million. Net cash used in financing activities aggregated $5.3 million. This included repurchases of common stock totaling $6.0 million.

     In fiscal 1996, the Company entered into a bank financing agreement. The agreement provides a $65 million credit facility which includes (i) a $25 million operating revolving line of credit to support letters of credit and borrowings for the working capital needs of the Company and its subsidiaries (the "Line of Credit"), (ii) $10 million in letters of credit and bankers acceptance revolving line (the "Letters of Credit"); and (iii) a $30 million non-revolving acquisition line of credit. Borrowings under the new credit facility are subject to a defined borrowing base. The Line of Credit and Letters of Credit mature in October 1998.

     As of March 2, 1997, the Company had available borrowings of approximately $30.1 million under the bank financing agreement (subject to the defined borrowing base limitation). As of March 2, 1997, letters of credit issued under the credit facility totaled approximately $3.5 million.

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

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Items 1-5       None

Item 6          Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        Financial Data Schedules (For SEC Use Only)

                (b)     Reports on Form 8-K

                        A Current Report or Form 8-K dated January 30, 1997, disclosing the acquisition of assets pursuant to Item
                        2, was filed with the Commission on February 14, 1997.
                        No financial statements were included.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                            Chicago Miniature Lamp, Inc.



Date:   April 14, 1997                      By:  /s/ Ronald S. Goldstein
     -----------------                         --------------------------------
                                            Ronald S. Goldstein
                                            Chief Financial Officer


Date:   April 14, 1997                      By:  /s/ Frank M. Ward
     -----------------                         --------------------------------
                                            Frank M. Ward, President and
                                            Chief Executive Officer