Form 10-Q
period 1997-06-01
CHICAGO MINIATURE LAMP INC
filed 1997-07-16
CIK 942138

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                       _________________________________

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

YES _____        NO __X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of June 1, 1997, 19,072,006 shares of Registrant's Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 1,          DECEMBER 1,
                                                                              1997               1996
                                                                           ----------         ----------
                                                                           (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $   70,200         $  109,027
    Accounts receivable, net                                                   35,329             18,532
    Inventories                                                                43,307             16,186
    Prepaid expenses and other                                                  7,957              2,090
                                                                           ----------         ----------
         Total current assets                                                 156,793            145,835
                                                                           ----------         ----------

PROPERTY, PLANT AND EQUIPMENT:                                                  77,363             57,791
    Less - Accumulated depreciation                                             7,531              5,640
                                                                           ----------         ----------
                                                                               69,832             52,151
                                                                           ----------         ----------
OTHER ASSETS:
    Goodwill, net of accumulated amortization                                   7,362              6,931
    Other intangible assets, net of accumulated amortization                    6,403              7,030
    Other assets                                                                1,069                 55
                                                                           ----------         ----------
         Total other assets                                                    14,834             14,016
                                                                           ----------         ----------

         Total assets                                                      $  241,459         $  212,002
                                                                           ==========         ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term notes payable                                               $   31,519         $   21,560
    Current portion of long-term debt                                                              3,672
    Accounts payable                                                           16,586              6,404
    Income taxes payable                                                        2,129              3,042
    Other accrued expenses                                                     27,280             12,907
                                                                           ----------         ----------
         Total current liabilities                                             77,514             47,585
                                                                           ----------         ----------

LONG-TERM DEBT, LESS CURRENT PORTION                                              654              5,863
                                                                           ----------         ----------

OTHER LIABILITIES:
    Deferred income taxes                                                       5,327              6,116
    Other long-term liabilities                                                 6,077              1,228
    Minority interests                                                            124                 46
                                                                           ----------         ----------
         Total other liabilities                                               11,528              7,390
                                                                           ----------         ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value -
         Authorized - 100,000,000 shares
         Issued - 19,500,903 and 19,457,249
             Shares at June 1, 1997 and December 1, 1996, respectively            190                195
    Additional paid-in capital                                                126,653            126,102
    Foreign currency translation adjustment                                     (534)                590
    Retained earnings                                                          34,126             24,277
    Treasury stock at cost, 428,897 shares in 1997                            (8,672)             -
                                                                           ----------         ----------
         Total stockholders' equity                                           151,763            151,164
                                                                           ----------         ----------
         Total liabilities and stockholders' equity                        $  241,459         $  212,002
                                                                           ==========         ==========

   See accompanying notes to the condensed consolidated financial statements

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               ---------------------------    ------------------------
                                                                 JUNE 1,         JUNE 2,        JUNE 1,       JUNE 2,
                                                                  1997            1996           1997         1996
                                                              -----------     -----------     ----------   -----------
Net sales                                                      $   51,861      $   22,125     $   85,991    $   41,527
Cost of products sold                                              37,216          14,361         61,303        27,243
                                                              -----------     -----------     ----------   -----------
Gross margin                                                       14,645           7,764         24,688        14,284
Selling, general and administrative expenses                        8,654           3,308         13,881         6,109
                                                              -----------     -----------     ----------   -----------
Operating income                                                    5,991           4,456         10,807         8,175
Other (income) expense:
    Interest, net                                                   (784)             240        (1,971)           323
    Minority interest                                                  44                             44
    Other, net                                                      (450)            (34)        (2,006)          (16)
                                                              -----------     -----------     ----------   -----------
Income before income taxes                                          7,181           4,250         14,740         7,868
Income taxes                                                        2,370           1,347          4,944         2,494
                                                              -----------     -----------     ----------   -----------

Net income                                                    $     4,811     $     2,903     $    9,796   $     5,374
                                                              ===========     ===========     ==========   ===========

Net income per common share                                   $      0.25     $      0.18    $      0.51   $      0.34
                                                              ===========     ===========     ==========   ===========

Weighted-average shares outstanding                                19,110          15,711         19,265        15,708
                                                              ===========     ===========     ==========   ===========





   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                               -------------------------
                                                                                 JUNE 1,         JUNE 2,
                                                                                  1997            1996
                                                                               ----------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                          $  (4,503)   $    (5,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                        (3,522)        (4,478)
Acquisitions, net of cash acquired                                               (23,615)       (10,899)
Proceeds from sale of interest in subsidiary                                        1,300
Decrease in short-term investments                                                    -            2,102
                                                                               ----------      ---------
Net cash used in investing activities                                            (25,837)       (13,275)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of line of credit                                       5,730         22,496
Payments of long-term debt                                                        (4,652)           (20)
Repurchase of common stock                                                        (8,677)            -
Exercise of common stock options                                                              466            -
Capitalization of offering costs                                                    (230)            -
                                                                               ----------      ---------
Net cash provided by (used in) financing activities                               (7,363)         22,476

Effect of exchange rate changes on cash                                           (1,124)             99
                                                                               ----------      ---------
Net increase (decrease) in cash and cash equivalents                             (38,827)          3,826

Cash and cash equivalents, beginning of period                                    109,027          4,005
                                                                               ----------      ---------

Cash and cash equivalents, end of period                                       $   70,200      $   7,831
                                                                               ==========      =========





         See accompanying notes to the condensed financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 1           General

         The interim condensed consolidated financial statements presented have been prepared by Chicago Miniature Lamp, Inc. ("Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the six month periods ended June 1, 1997 and June 2, 1996, (b) the financial position at June 1, 1997, and (c) the cash flows for the six month periods ended June 1, 1997 and June 2, 1996. Interim results are not necessarily indicative of results for a full year.

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


Note 2           Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following at June 1, 1997 and December 1, 1996 (dollars in thousands):

                                                  June 1,           December 1,
                                                   1997                1996
                                                   ----                ----
                 Raw materials                   $ 17,898            $  7,240
                 Work in progress                   8,341               5,916
                 Finished goods                    17,068               3,030
                                                 --------            --------
                 Inventory at FIFO               $ 43,307            $ 16,186
                                                 ========            ========

Note 3           Acquisitions

         In December 1995, the Company acquired certain assets of Phoenix Lighting (UK) Limited for approximately $2.4 million in cash.

         Effective May 1, 1996, the Company acquired all the outstanding equity of W. Albrecht GmbH u. Co. KG (Germany) and Alba Lamps, Inc. (USA) and certain of their affiliates (collectively "Alba") for approximately $8.5 million in cash, 150,000 shares of common stock of the Company valued at $3.3 million and the assumption of approximately $4.9 million of bank debt.

         In January 1997, the Company, through its wholly owned subsidiary Alba Speziallampen Holding GmbH, acquired all the capital stock of Gustav Bruckner GmbH ("Bruckner") for DM 400,000 and the assumption of approximately DM 2.4 million of bank debt.

         On January 30, 1997, the Company consummated the purchase of all outstanding shares of capital stock of Valmont Electric, Inc. (Power Lighting Products) for cash of approximately $22.3 million. Power Lighting Products
(PLP) is a manufacturer of magnetic and electronic ballasts for the fluorescent sign and high intensity discharge lighting markets.

         For financial reporting purposes, each acquisition was accounted for as a purchase, and the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value existing at the date of acquisition. The allocations of purchase price for the acquisitions of Bruckner and PLP are preliminary and subject to change as further data and appraisals become available.

         Based on unaudited data, the following table presents the Company and its subsidiaries' selected financial information on a pro forma basis, assuming the companies had been combined since December 4, 1995 (dollars in thousands, except earnings per share):

                                                Six Months Ended           Six Months Ended
                                                  June 1, 1997              June 2, 1996
                                                  ------------              ------------
                 Net sales                            $101,482                   $98,320
                 Net income                           $  9,737                   $ 5,288
                 Net income per share                 $     51                   $   .34

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made as of December 4, 1995.

Note 4           Capital Stock

         On February 6, 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of shares of the Company's common stock. On June 1, 1997, the purchases under this authorization totaled 428,897 shares.


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

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis of the results of operations for the six months ended June 1, 1997 should be read in conjunction with the Consolidated Financial Statements of the Company with accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.


Results of Operations

Three months ended June 2, 1996 compared to the three months ended June 1, 1997.

         Net sales increased from $22.1 million for the three months ended June 2, 1996 to $51.9 million for the three months ended June 1, 1997. In addition to the increased sales volume from growth in market share and customer development, the increase in 1997 second quarter sales volume resulted from the inclusion of sales of approximately $24.1 million from the acquisition of Power Lighting Products (PLP), (Reference Note 3 - Acquisitions). The overall growth in sales of 134% results from the strategy of integrating acquisitions into a worldwide entity which then proceeds to maximize cross selling opportunities, manufacturing, and administrative functions.

         Gross margin increased from $7.8 million for the three months ended June 2, 1996 to $14.6 million for the three months ended June 1, 1997 due to the increased sales volume as previously described. As a percentage of net sales, gross margin decreased from 35.1% for the three months ended June 2, 1996 to 28.2% for the three months ended June 1, 1997 due to a change in product mix resulting primarily from the PLP acquisition. Gross margins of PLP are expected to improve throughout the remainder of fiscal 1997 as cost reductions and operating reorganizations are effected. However, the ballast business has traditionally been a lower margin business than those for the Company's other products.

         Selling, general, and administrative expenses increased from $3.3 million for the three months ended June 2, 1996 to $8.7 million for the three months ended June 1, 1997. This quarter-to-quarter comparison increase is largely due to the integration of acquisitions made after June 2, 1996 which are not reflected in the prior year (Reference Note 3 - Acquisitions). Alba, located in Germany, has become the sales and administrative headquarters of an expanded European operation. The initial reorganization plan for Alba has been completed in the quarter ended June 1, 1997. The reorganized Alba provides the investment in infrastructure that is necessary to effect the Company's growth strategy in Europe. Additionally, PLP, which was acquired on January 30, 1997, had a large administrative infrastructure in place and higher variable selling expenses. PLP is in the process of being reorganized and cost savings are expected to be realized throughout the remainder of fiscal 1997.

As a percentage of net sales, selling, general, and administrative expenses were approximately 15.0% and 16.7% for the three months ended June 2, 1996 and June 1, 1997, respectively.

         Interest expense, net was $240,000 for the three months ended June 2, 1996 as compared to $784,000 of net interest income for the three months ended June 1, 1997. This was the result of the investment of proceeds from the secondary offering, less the major expenditures of $22.3 million for the PLP acquisition, in addition to $8.7 million for the repurchase of common stock.

         Other income for the three months ended June 1, 1997 totals $450,000. This includes a $985,000 gain from the sale of a 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML Fiberoptics Joint Venture. This gain is partially offset by net costs of $535,000 incurred to lock a spot rate to hedge the Company's currency positions. This closure effectively secures previously recognized gains on foreign currency while keeping the Company's low interest yen denominated debt in place and preventing future exposure to the existing open positions (yen denominated debt).

         As a result of the above, income before income taxes increased from a $4.3 million profit for the three months ended June 2, 1996, to a profit of $7.2 million for the three months ended June 1, 1997. As a percentage of net sales, income before provision for income taxes decreased from 19.2% for the three months ended June 2, 1996 to 13.8% for the three months ended June 1, 1997. This percentage decrease is due to the impact of the PLP acquisition.

         For the three months ended June 2, 1996, the Company recorded a tax provision of $1.3 million for an effective tax rate of approximately 32%, compared to a tax provision of $2.4 million for an effective tax rate of 33% for the three months ended June 1, 1997. The Company has been impacted due to the establishment of foreign operations and the resulting effective taxes in some of those countries.

Six months ended June 2, 1996 compared to six months ended June 1, 1997

         The Company's net sales increased from $41.5 million for the six months ended June 2, 1996 to $86 million for the six months ended June 1, 1997. This increase in net sales is primarily due to growth of market share and customer development as enhanced by the prior year acquisition of Alba and the current year acquisition of PLP. PLP comprises $33.6 million of the sales increase in the six months ended June 1, 1997.

         Gross margin, as a percentage of net sales, decreased from 34.4% of net sales for the six months ended June 2, 1996, to 28.7% for the six months ended June 1, 1997, primarily as a result of a change in product mix from the acquisition of PLP. This change in product mix will continue to affect the Company's gross margin in the future as the ballast business has traditionally been a lower margin business than those for the Company's other products.

         Selling, general and administrative expenses increased from $6.1 million for the six months ended June 2, 1996 to $13.9 million for the six months ended June 1, 1997. This increase is largely due to the effect of the acquisition of PLP. As a percentage of net sales, selling, general and administrative expenses increased from 14.7% for the six months ended June 2, 1996, to 16.1% for the six months ended June 1, 1997. PLP, which was acquired January 30, 1997, had a large administrative infrastructure in place and higher variable selling expenses. PLP is in the process of being reorganized, and cost savings are expected to be realized throughout the remainder of 1997. It is expected that the continued integration of recently acquired entities will result in a positive effect on selling, general and administrative costs; however, no assurance can be given that such an effect will occur.

         Interest expense, net, was $323,000 for the six months ended June 2, 1996 as compared to $1,971,000 of net interest income for the six months ended June 1, 1997. This was the result of the investment of proceeds from the secondary offering and positive cash flows less major expenditures of $22.3 million for the PLP acquisition, in addition to $8.7 million for the repurchase of common stock.

         Other income, net for the six months ended June 1, 1997 totals $2,006,000. This includes a $985,000 gain from the sale of a 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML Fiberoptics Joint Venture. Additional income of $1,021,000 was provided from the net effect of locking in a spot rate to hedge foreign currency transactions which have been secured as of June 1, 1997, while keeping the Company's low interest yen dominated debt in place.

         As a result of the above, income before income taxes, increased from $7.9 million for the six months ended June 2, 1996, to $14.7 million for the six months ended June 1, 1997. As a percentage of net sales, income before income taxes, decreased from 18.9% for the six months ended June 2, 1996, to 17.1% for the six months ended June 1, 1997. This percentage decrease is due to the impact of the PLP acquisition.

         For the six months ended June 2, 1996, the Company recorded a tax provision of $2.5 million for an effective rate of 32% compared to a tax provision $4.9 million, for an effective tax rate of approximately 34%, for the six months ended June 1, 1997. The Company has been impacted due to the establishment of foreign operations and the resulting effective tax rates in some of those countries.

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

         The Company's cash on hand as of June 1, 1997 was $70.2 million. Net cash used in operating activities was $4.5 million for the six months ended June 1, 1997, and the cash used in investing activities totaled $25.8 million. The investing activities primarily included the PLP acquisition, in connection with which the Company paid approximately $22.3 million. Net cash used in financing activities aggregated $7.4 million. This included repurchases of common stock totaling $8.7 million.

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

         As of June 1, 1997, the Company had available borrowings of approximately $29.8 million under the bank financing agreement (subject to the defined borrowing base limitation). As of June 1, 1997, letters of credit issued under the credit facility totaled approximately $6.6 million.

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

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Items 1-4        None

Item 5           Other Information

        The Company's German subsidiary, Alba Speaziallampen Holding GmbH, has signed a letter of intent to acquire Vimercati, S.p.A. of Milan, Italy, a company engaged in the business of manufacturing lamps, sockets and switches for the automotive industry in Europe. The acquisition price, subject to due diligence review and execution of a definitive agreement, is approximately $30 million, composed of 100,000 shares of the Company's Common Stock and 47,500,000 DM.

Item 6           Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                   Financial Data Schedule (For SEC Use Only)

                 (a)      Reports on Form 8-K

                          None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             Chicago Miniature Lamp, Inc.


Date: July 16, 1997                          By:     /s/ Richard F. Parenti
    ------------------------------             ----------------------------
                                             Richard F. Parenti
                                             Vice President Finance and
                                             Corporate Controller


Date: July 16, 1997                          By:     /s/ Frank M. Ward
    -------------------------------            -----------------------
                                             Frank M. Ward, President and
                                             Chief Executive Officer