Form 10-Q
period 1997-08-31
CHICAGO MINIATURE LAMP INC
filed 1997-10-15
CIK 942138

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------


(Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-25848

                          CHICAGO MINIATURE LAMP, INC.
                (EXACT NAME OF REGISTRANT SPECIFIED IN CHARTER)

      OKLAHOMA                                                   73-1412000
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.

                      500 CHAPMAN STREET, CANTON, MA 02021
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  781-828-2948
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

YES  X      NO
   -----       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of September 30, 1997, 19,072,006 shares of Registrant's Common Stock, $.01 par value, were outstanding.

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (In thousands)



                                                    AUGUST 31,   DECEMBER 1,
                                                       1997         1996
                                                    -----------  -----------
                                                    (UNAUDITED)
                                  ASSETS
Current Assets:
  Cash and cash equivalents.......................   $  69,938    $ 109,027
  Accounts receivable, net........................      34,120       18,532
  Inventories.....................................      45,682       16,186
  Prepaid expenses and other......................       4,156        2,090
                                                    -----------  -----------
    Total current assets..........................     153,896      145,835
                                                    -----------  -----------
Property, Plant and Equipment:....................      80,328       57,791
  Less -- Accumulated depreciation................       8,219        5,640
                                                    -----------  -----------
                                                        72,109       52,151
                                                    -----------  -----------
Other Assets:
  Goodwill, net of accumulated amortization.......       7,329        6,931
  Other intangible assets, net of
   accumulated amortization.......................       7,546        7,030
  Other assets....................................       1,206           55
                                                    -----------  -----------
    Total other assets............................      16,081       14,016
                                                    -----------  -----------
    Total assets..................................   $ 242,086    $ 212,002
                                                    -----------  -----------
                                                    -----------  -----------
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable........................   $  32,395    $  21,560
  Current portion of long-term debt...............         671        3,672
  Accounts payable................................      12,670        6,404
  Income taxes payable............................       2,432        3,042
  Other accrued expenses..........................      28,825       12,907
                                                    -----------  -----------
    Total current liabilities.....................      76,993       47,585
                                                    -----------  -----------
Long-term debt, less current portion..............         665        5,863
                                                    -----------  -----------
Other Liabilities:
  Deferred income taxes...........................       5,067        6,116
  Other long-term liabilities.....................       4,336        1,228
  Minority interests..............................         164           46
                                                    -----------  -----------
    Total other liabilities.......................       9,567        7,390
                                                    -----------  -----------

Commitments and contingencies
Stockholders' Equity:
  Common stock, $.01 par value --
    Authorized -- 100,000,000 shares
    Issued -- 19,500,903 and 19,457,249
    Shares at August 31, 1997 and December 1, 1996,
      respectively................................        190          195
  Additional paid-in capital......................    126,891      126,102
  Foreign currency translation adjustment.........       (805)         590
  Retained earnings...............................     37,257       24,277
  Treasury stock at cost, 428,897 shares in 1997..     (8,672)      --
                                                   -----------  -----------
    Total stockholders' equity....................    154,861      151,164
                                                   -----------  -----------
    Total liabilities and stockholders' equity....  $ 242,086    $ 212,002
                                                   -----------  -----------
                                                   -----------  -----------

   See accompanying notes to the condensed consolidated financial statements

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    ----------------------  ---------------------
                                                    AUGUST 31,   SEPT. 1,   AUGUST 31,  SEPT. 1,
                                                       1997        1996        1997       1996
                                                    -----------  ---------  ----------  ---------
Net sales.........................................   $  45,826   $  25,091  $  131,817  $  66,618
Cost of products sold.............................      31,928      16,409      93,231     43,652
                                                    -----------  ---------  ----------  ---------
Gross margin......................................      13,898       8,682      38,586     22,966
Selling, general and administrative expenses......       8,412       3,820      22,293      9,928
Restructuring charges.............................       1,415      --           1,415     --
                                                    -----------  ---------  ----------  ---------
Operating income..................................       4,071       4,862      14,878     13,038
Other (income) expense:
   Interest, net..................................        (620)        361      (2,591)       684
   Minority interest..............................          40                      84
   Other, net.....................................         (22)        (47)     (2,028)       (62)
                                                    -----------  ---------  ----------  ---------
Income before income taxes........................       4,673       4,548      19,413     12,416
Income taxes......................................       1,489       1,442       6,433      3,936
                                                    -----------  ---------  ----------  ---------
Net income........................................   $   3,184   $   3,106  $   12,980  $   8,480
                                                    -----------  ---------  ----------  ---------
                                                    -----------  ---------  ----------  ---------
Earnings per common share.........................   $    0.17   $    0.20  $     0.68  $    0.54
                                                    -----------  ---------  ----------  ---------
                                                    -----------  ---------  ----------  ---------
Weighted-average shares outstanding...............      19,072      15,875      19,201     15,764
                                                    -----------  ---------  ----------  ---------
                                                    -----------  ---------  ----------  ---------

   See accompanying notes to the condensed consolidated financial statements.

                   CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                       ----------------------
                                                                       AUGUST 31,   SEPT. 1,
                                                                          1997        1996
                                                                       -----------  ---------
NET CASH USED IN OPERATING ACTIVITIES................................   $  (4,921)  $  (2,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment...........................      (5,142)     (6,487)
Acquisitions, net of cash acquired...................................     (23,615)    (10,899)
Proceeds from sale of interest in subsidiary.........................       1,300
Decrease in short-term investments...................................      --           2,102
                                                                       -----------  ---------
Net cash used in investing activities................................     (27,457)    (15,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the line of credit..............................       7,802      17,488
Payments of long-term debt...........................................      (5,166)       (620)
Repurchase of common stock...........................................      (8,677)     --
Exercise of common stock options.....................................         466         307
Capitalization of offering costs.....................................         (45)     --
                                                                       -----------  ---------
Net cash provided by (used in) financing activities..................      (5,620)     17,175
                                                                       -----------  ---------
Effect of exchange rate changes on cash..............................      (1,091)        101
Net decrease in cash and cash equivalents............................     (39,089)       (668)
Cash and cash equivalents, beginning of period.......................     109,027       4,005
                                                                       -----------  ---------
Cash and cash equivalents, end of period.............................   $  69,938   $   3,337
                                                                       -----------  ---------
                                                                       -----------  ---------

   See accompanying notes to the condensed consolidated financial statements.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                                    NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 GENERAL

    The interim condensed consolidated financial statements presented have been prepared by Chicago Miniature Lamp, Inc. ("Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the nine month periods ended August 31, 1997 and September 1, 1996, (b) the financial position at August 31, 1997, and (c) the cash flows for the nine month periods ended August 31, 1997 and September 1, 1996. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 INVENTORIES

    Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out (FIFO) method. Inventories consist of the following at August 31, 1997 and December 1, 1996 (dollars in thousands):

                                      AUGUST 31,   DECEMBER 1,
                                         1997         1996
                                     -----------  -----------
   RAW MATERIALS...................   $  14,955    $   7,240
   WORK IN PROGRESS................       6,064        5,916
   FINISHED GOODS..................      24,663        3,030
                                     -----------  -----------
   INVENTORY AT FIFO...............   $  45,682    $  16,186
                                     -----------  -----------
                                     -----------  -----------

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

    Based on unaudited data, the following table presents the Company and its subsidiaries' (as of August 31, 1997) selected financial information on a pro forma basis, assuming the companies had been combined since December 4, 1995 (dollars in thousands, except earnings per share):

                                   NINE MONTHS ENDED   NINE MONTHS ENDED
                                    AUGUST 31, 1997    SEPTEMBER 1, 1996
                                   ------------------  ------------------
Net sales........................       $147,308            $123,411
Net income.......................       $ 12,922            $  8,380
Net income per share.............       $    .67            $    .53


    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made as of December 4, 1995.

NOTE 4 CAPITAL STOCK

    On February 6, 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of shares of the Company's common stock. On August 31, 1997, the purchases under this authorization totaled 428,897 shares.

NOTE 5 RESTRUCTURING CHARGE

    In the fiscal 1997 third quarter ended August 31, 1997, the Company approved a restructuring plan which resulted in a charge of $1,415,000. The restructuring plan was put into effect to consolidate certain operations, reduce operating cost structure and improve future operating results. The provision relates to the consolidation of certain North American and European operations and includes costs associated with the excess of net book value over estimated recoverable value for certain assets, severance payments and the probable closure or transfer of certain assets.

NOTE 6 EARNINGS PER COMMON SHARE

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

NOTE 7 SUBSEQUENT EVENTS

    On September 8, 1997, the Company consummated the purchase of all the outstanding shares of capital stock of Sylvania Lighting International B.V.
(SLI), a privately held company headquartered in Geneva, Switzerland for $161.5 million in cash, financed with the Company's internal cash and a new $250.0 million credit facility. The acquisition of SLI is being treated as a purchase for accounting purposes.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the results of operations for the nine months ended August 31, 1997 should be read in conjunction with the Consolidated Financial Statements of the Company with accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect Chicago Miniature Lamp, Inc.'s business and prospects and cause actual results to differ materially from these forward-looking statements and should be read in conjunction with the "Risk Factors" section of the Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    Three months ended September 1, 1996 compared to the three months ended August 31, 1997.

    Net sales increased from $25.1 million for the three months ended September 1, 1996 to $45.8 million for the three months ended August 31, 1997. The overall growth in sales of 82.5% results from the Company's strategy of integrating acquisitions into a worldwide entity which then proceeds to maximize cross selling opportunities and build internal manufacturing infrastructure to pursue growth in market share.

    The increase in 1997 third quarter sales includes sales of approximately $19.5 million from the acquisition of Power Lighting Products (PLP), (Reference
Note 3--Acquisitions). The remaining sales growth of $1.2 million was somewhat negatively impacted by fiscal 1997 third quarter restructuring activity in North America and Europe. Additionally, the net devaluation of certain foreign currencies, principally the German Mark, in the three months ended August 31, 1997, as compared to the three months ended September 1, 1996, negatively impacted reported sales dollars by approximately $753,000.

    Gross margin increased from $8.7 million for the three months ended September 1, 1996, to $13.9 million for the three months ended August 31, 1997 due to the increased sales volume as previously described. As a percentage of net sales, gross margin decreased from 34.6% for the three months ended

September 1, 1996, to 30.3% for the three months ended August 31, 1997 due to a change in product mix resulting primarily from the ballast business of PLP, which has traditionally been a lower margin business in relationship to the Company's other products. Gross margins of PLP are expected to improve throughout the remainder of fiscal 1997 and into fiscal 1998 as cost reductions and operating reorganizations are effected.

    Selling, general and administrative expenses increased from $3.8 million for the three months ended September 1, 1996, to $8.4 million for the three months ended August 31, 1997. This quarter-to-quarter comparison increase is largely due to the integration of PLP. PLP is in the process of being reorganized and cost savings are expected to be realized throughout the remainder of fiscal 1997 and into fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were 15.2% for the three months ended September 1, 1996, as compared to 18.4% for the three months ended August 31, 1997.

    In the fiscal 1997 third quarter ended August 31, 1997, the Company approved a restructuring plan which resulted in a non-recurring charge of $1,415,000. The restructuring plan was put into effect to consolidate certain operations, reduce operating cost structure and improve future operating results. The provision relates to the consolidation of certain North American and European operations and includes costs associated with the excess of net book value over estimated recoverable value for certain assets, severance payments and the probable closure or transfer of certain assets. The Company believes this initial restructuring better positions the integration of its recent acquisition, SLI.

    Interest expense, net, was $361,000 for the three months ended September 1, 1996, as compared to $620,000 of net interest income for the three months ended August 31, 1997. This was the result of the investment of proceeds from the Company's secondary offering in October 1996, less the major expenditures of $22.3 million for the PLP acquisition and $8.7 million for the repurchase of common stock.

    As a result of the above, income before income taxes increased from $4.5 million for the three months ended September 1, 1996, to $4.7 million for the three months ended August 31, 1997. As a percentage of net sales, income before income taxes decreased from 18.1% for the three months ended September 1, 1996, to 10.2% for the three months ended August 31, 1997. This percentage decrease is due to the impact of the PLP acquisition and the restructuring charge of $1.4 million as previously described.

    For the three months ended September 1, 1996, the Company recorded a tax provision of $1.4 million for an effective tax rate of approximately 32%, compared to a tax provision of $1.5 million for an effective tax rate of 32%, for the three months ended August 31, 1997. The Company is impacted due to the establishment of foreign operations and the resulting effective taxes in some of these countries.

NINE MONTHS ENDED SEPTEMBER 1, 1996 COMPARED TO NINE MONTHS ENDED AUGUST 31,
1997

    The Company's net sales increased from $66.6 million for the nine months ended September 1, 1996, to $131.8 million for the nine months ended August 31, 1997. This increase in net sales is primarily due to growth of market share and customer development as enhanced by the prior year acquisition of Alba and the current year acquisition of PLP. PLP comprises $53.1 million of the sales increase in the nine months ended August 31, 1997.

    Gross margin, as a percentage of net sales, decreased from 34.5% of net sales for the nine months ended September 1, 1996, to 29.3% for the nine months ended August 31, 1997, primarily as a result of a change in product mix resulting primarily from the ballast business of PLP, which has traditionally been lower margin business in relationship to the Company's other products.

    Selling, general and administrative expenses increased from $9.9 million for the nine months ended September 1, 1996, to $22.3 million for the nine months ended August 31, 1997. This increase is largely due to the effect of the acquisition of PLP. As a percentage of net sales, selling, general and administrative expenses increased from 14.9% for the nine months ended September 1, 1996, to 16.9% for the nine months ended August 31, 1997. PLP, which was acquired January 30, 1997, had a large administrative infrastructure in place and higher variable selling expenses. PLP is in the process of being reorganized, and cost savings are expected to be realized throughout the remainder of 1997 and into fiscal 1998. It is expected that the continued integration of recently acquired entities will result in a positive effect on selling, general and administrative costs; however, no assurance can be given that such an effect will occur.

    In the fiscal 1997 third quarter ended August 31, 1997, the Company approved a restructuring plan which resulted in a non-recurring charge of $1,415,000. The restructuring plan was put into effect to consolidate certain operations, reduce operating cost structure and improve future operating results. The provision relates to the consolidation of certain North American and European operations and includes costs associated with the excess of net book value over estimated recoverable value for certain assets, severance payments and the probable closure or transfer of certain assets. The Company believes this initial restructuring better positions the integration of its recent acquisition, SLI.

    Interest expense, net, was $684,000 for the nine months ended September 1, 1996, as compared to $2,591,000 of net interest income, for the nine months ended August 31, 1997. This was the result of the investment of proceeds from the Company's secondary offering in October 1996 and positive cash flows less major expenditures of $22.3 million for the PLP acquisition, in addition to $8.7 million for the repurchase of common stock.

    Other income, net, for the nine months ended August 31, 1997, totals $2,028,000. This includes a $985,000 gain from the sale of a 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML Fiberoptics Joint Venture. Additional income of $1,021,000 was provided from the net effect of locking in a spot rate to hedge foreign currency transactions while keeping the Company's low interest yen dominated debt in place.

    As a result of the above, income before income taxes increased from $12.4 million for the nine months ended September 1, 1996, to $19.4 million, for the nine months ended August 31, 1997. As a percentage of net sales, income before income taxes decreased from 18.6% for the nine months ended September 1, 1996, to 14.7% for the nine months ended August 31, 1997. This percentage decrease is due to the impact of the PLP acquisition and the fiscal 1997 third quarter restructuring charge of $1.4 million as previously described.

    For the nine months ended September 1, 1996, the Company recorded a tax provision of $3.9 million for an effective rate of 32%, compared to a tax provision of $6.4 million, for an effective tax rate of approximately 33%, for the nine months ended August 31, 1997. The Company is impacted due to the establishment of foreign operations and the resulting effective tax rates in some of those countries.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash on hand as of August 31, 1997 was $69.9 million. Net cash used in operating activities was $4.9 million, for the nine months ended August 31, 1997, and the cash used in investing activities totaled $27.5 million. The investing activities primarily included the PLP acquisition, in connection with which the Company paid approximately $22.3 million. Net cash used in financing activities aggregated $5.6 million. This included repurchases of common stock totaling $8.7 million.

    In connection with the SLI acquisition, (Reference Note 7--Subsequent Events) on September 8, 1997, the Company entered into a new bank financing agreement. The agreement provides for a $250 million, secured, revolving credit facility, which includes (i) a $50 million foreign currency facility, permitting borrowings in Deutsche Marks, Pounds Sterling, Canadian Dollars, Mexican

Pesos and Japanese Yen, and (ii) a $15 million letter of credit facility. These credit facilities mature in August, 2002.

    On September 8, 1997, the Company used $40.0 million of internal cash on hand and drew approximately $121.5 million under the revolving credit facility to finance the purchase price for SLI. Additionally, the Company drew $37.5 million to refinance indebtedness of the Company and its English and German subsidiaries and to pay certain expenses incurred in connection with the SLI acquisition. As of September 30, 1997 the Company had cash on hand of approximately $29.9 million.

    Certain of the subsidiary companies in the SLI group have independent credit facilities, some of which the Company has undertaken to refinance. The principal amounts outstanding under these credit facilities, as of September 8, 1997, totaled approximately $40 million. As of September 30, 1997, the Company had notified lenders to the SLI group of its intention to refinance approximately $21 million of such indebtedness. The Company intends to complete this refinancing prior to October 30, 1997 by using availability under its revolving credit facility.

    After completion of this refinancing, the Company will have available to it under its bank financing agreement borrowings of approximately $70 million. As of September 30, 1997, the face amount of letters of credit issued under the bank financing agreement totaled approximately $1.8 million.

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

    The Company believes that cash from operations and borrowings available under the Company's credit facilities will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future.

                 CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

Items 1-5    None

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             10.1 Agreement for the purchase and sale of Sylvania Lighting International B.V. among the Company, Sylvania Lighting International B.V. and its Shareholders, dated August 18, 1997 (incorporated by reference to the Company's Form 8-K, dated September 22, 1997).

             Financial Data Schedule (For SEC Use Only)

(b)          Reports on Form 8-K

             Form 8-K/A dated July 16, 1997 reporting information in Item 2 "Acquisition of Assets" and Item 7 "Financial Statements, Pro Forma
             Financial Information and Exhibits."


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                         Chicago Miniature Lamp, Inc.

Date: October 15, 1997                    By: /s/ Richard F. Parenti
      ------------------                      --------------------------------
                                          Richard F. Parenti
                                          Vice President Finance and
                                          Corporate Controller


Date: October 15, 1997                    By: /s/ Frank M. Ward
      ------------------                      --------------------------------
                                          Frank M. Ward, President and
                                          Chief Executive Officer