Form 10-K
period 1997-11-30
CHICAGO MINIATURE LAMP INC
filed 1998-03-10
CIK 942138

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended NOVEMBER 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number: 0-5848

                          CHICAGO MINIATURE LAMP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        OKLAHOMA                                           73-1412000
(State of Incorporation)                       (IRS Employer Identification No.)

                500 CHAPMAN STREET, CANTON, MASSACHUSETTS, 02021
               (Address of Principal Executive Offices, Zip Code)

                                 (781) 828-2948
              (Registrant's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 6, 1998, there were approximately 29,489,183 shares outstanding of the registrant's Common Stock, par value $.01 per share, its only class of common stock, and the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 13,948,384 shares) was approximately $446,345,500, as computed by reference to the Nasdaq closing price of such common equity, $32.00, as of the same date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for use in connection with the registrant's 1998 Annual Meeting of Shareholders.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

GROWTH THROUGH ACQUISITIONS

         The Company's growth strategy has historically been driven by acquisitions. While the Company intends to seek additional acquisition opportunities, there can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, secure financing on acceptable terms, complete acquisitions, integrate acquired operations into existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the completion of such acquisitions while the operations of the acquired businesses are being integrated into the Company's operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company's existing operations, or otherwise perform as expected. In addition, the Company competes for acquisition and expansion opportunities with companies that have substantially greater resources.


INTERNATIONAL OPERATIONS

         The Company operates manufacturing and other facilities in more than 30 countries and sells its products worldwide. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase in withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. Although such risks have not had a material adverse effect on the Company, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

COMPETITION

         The global lighting industry in which the Company operates is highly competitive. The Company competes primarily on the basis of brand awareness, price, product quality, design and engineering, customer service and distribution strength. Competitors range from large global diversified companies such as Philips Electronic N.V. ("Philips"), General Electric Corp. ("General Electric"), Siemens A.G. ("Siemens") and its North American subsidiary, Osram-Sylvania, Inc. ("Osram"), Matsushita Corp. and Toshiba Corp., to small brokers representing Pacific Rim manufacturers. Many of these competitors offer products which are substantially identical to those offered by the Company. As a result of these competitive pressures, there can be no assurance that the Company will be able to increase prices in the future.

Price increases by the Company, price reductions by competitors, decisions by the Company with regard to maintaining profit margins rather than market share, or other competitive or market factors or strategies could adversely affect the Company's market share or results of operations. Competition could prevent the institution of price increases or could require price reductions or increased spending on research and development and marketing and sales which could adversely effect the Company's results of operations.

SOURCE OF RAW MATERIALS

         The Company purchases approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and approximately 80% of its fluorescent glass tubing from Osram pursuant to long term agreements with significant notice periods. Other raw materials are generally available from a number of suppliers. Many of these raw materials are commodities, the prices of which may fluctuate over time. Any interruption in the supply of incandescent glass shells or fluorescent glass tubing or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's operations.

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent to a significant extent upon the efforts and abilities of its President, Chief Executive Officer and principal shareholder, Mr. Frank M. Ward, as well as Mr. Norman Scoular, President and Chief Executive Officer of Sylvania Lighting International, B.V., the Company's principal subsidiary. The loss of the services of either Mr. Ward or Mr. Scoular could have a material adverse effect on the Company.

CONTROL BY PRINCIPAL SHAREHOLDER AND CHIEF EXECUTIVE OFFICER

         Mr. Ward, together with trusts established for members of his immediate family, beneficially owns approximately 51.7% of the outstanding shares of Common Stock of the Company. As a result, Mr. Ward, together with such trusts, is able to elect the entire Board of Directors, control the vote on all matters submitted to a shareholder vote and effectively control the Company.

NO DIVIDENDS ANTICIPATED

         The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, dividend payments are restricted by financial covenants contained in the Company's credit facilities.

VOLATILITY OF MARKET PRICE FOR COMMON STOCK

         From time to time, there may be significant volatility in the market price for the Common Stock. Operating results of the Company, changes in general economic conditions and the financial markets, or other developments affecting the Company or its competitors could cause the market price for the Common Stock to fluctuate substantially.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company believes itself to be one of the six largest global lighting companies in the world and one of only three major international producers to offer lamps, fixtures and ballasts. Through its acquisition-driven growth strategy, the Company is realizing its goal of becoming one of the world's largest broadly integrated lighting systems suppliers to the industrial, commercial and consumer markets. Prior to 1997, the Company was primarily a vertically integrated manufacturer and supplier of miniature lighting products. In January 1997, the Company significantly expanded its operations with the acquisition of Gustav Bruckner GmbH ("Bruckner"), which engineers, designs and manufactures automated miniature lamp-making equipment, and Valmont Electric, Inc. ("Power Lighting Products"), a manufacturer and supplier of lighting ballasts. Additionally, in September 1997, the Company completed the purchase of Sylvania Lighting International, B.V., a significant global lighting company and the third largest lighting company in Europe ("SLI"). SLI, together with Bruckner and Power Lighting Products, are collectively referred to herein as "The 1997 Acquisitions." The SLI acquisition constituted the largest and most important of the acquisitions made by the Company to date. See "ACQUISITIONS."

         With the integration of SLI, the Company is able to offer a complete range of lighting products throughout the world. The Company's product categories include lamps, fixtures, miniature lighting assemblies and ballasts. The Company offers incandescent, fluorescent, compact fluorescent, high intensity discharge ("HID"), halogen, special, and miniature lamps to its customers. The Company's fixture range is comprised of accent/decorative and commercial/industrial fixtures. Accent and decorative fixtures range from simple downlights and spotlights to high performance lighting fixtures for art galleries and museums; its commercial/industrial fixtures are dominated by fluorescent ceiling mounted fixtures. Miniature lighting assemblies manufactured by the Company are used in various product applications, including automobile message centers, and aviation and telecommunications status arrays. Magnetic and electronic lighting ballasts, designed and manufactured by the Company, supply power to start and operate fluorescent and HID lamps and signage products (neon displays).

         The Company has positioned itself to provide "one stop" lighting solutions for its customers' lighting requirements. The Company's strategy is to operate as a vertically integrated manufacturer producing both discrete lighting components and high value-added integrated lighting products. Through its acquisitions, the Company has gained the ability to offer its global customers extensive design, engineering, and manufacturing capabilities, while providing local, responsive service. With operations in more than 30 countries located within the Americas, Europe, Australia and Asia, the Company's customers include architects, designers, contractors, wholesalers, retailers and original equipment manufacturers ("OEMs").

         Primarily as a result of the Company's successful growth and operating strategies, net sales increased from $57.4 million for the year ended December 3, 1995 to $330.0 million for the year ended November 30, 1997. In addition, operating income increased from $12.2 million for the year ended December 3, 1995 to $27.4 million for the year ended November 30, 1997. For the year ended November 30, 1997, giving effect to The 1997 Acquisitions on a pro forma basis, the Company's net sales and operating income was $755.4 and $46.5 million, respectively. In addition, for the year ended November 30, 1997, giving effect to The 1997 Acquisitions on a pro forma basis, approximately 80.9% and 81.6% of the Company's net sales and operating income, respectively, were outside the United States.

GROWTH STRATEGY

         Recent acquisitions and a joint venture have greatly increased the Company's stature as a major international lighting manufacturer. The Company believes that it is now well positioned to continue its growth due to several factors. Management believes that its industry knowledge, experience consummating and integrating acquisitions and its access to capital, will facilitate the Company's expansion both domestically and worldwide. Acquisitions have provided the Company with certain cross selling opportunities by expanding the Company's product line to include new, complimentary products and by giving the Company access to new markets in which to sell existing products. Internal growth will be driven by increasing sales to existing and new customers, continued geographic expansion, and the leveraging of new technologies to participate in the highest growth and highest margin segments of the lighting market.

         Complimentary Acquisitions and Joint Ventures. Within the lighting industry there are many well known companies which produce various lighting related products. The Company has used strategic acquisitions and alliances to effect its vertical and horizontal integration strategies. Acquisitions are selected based upon their ability to augment the Company's technology, engineering and design capabilities, broaden its product offerings, increase manufacturing facilities, access related global markets, and provide cost reduction opportunities and other operational synergies. The Company believes that its extensive knowledge of the fragmented areas of the lighting industry provides an important competitive advantage in identifying domestic and international acquisition opportunities. Additionally, the Company believes that its demonstrated success in integrating and improving acquired businesses will continue to provide the Company with significant growth opportunities. The Company has recently entered into an agreement to acquire a niche market lighting company for approximately $25 million. Although the Company intends to seek additional acquisition and joint venture opportunities, it currently has no other agreements, arrangements or understandings with respect to any particular acquisition or joint venture, and there can be no assurance that any other acquisitions or joint ventures will be completed.

         Increasing Sales to Existing and New Customers. The Company focuses on expanding its market by designing, developing, and marketing "one stop" lighting solutions, a strategy through which the Company seeks to exploit cross selling opportunities between customers of existing and acquired businesses. Through its European acquisitions, especially SLI and W. Albrecht GmbH u.Co.KG ("Alba"), the Company has gained a substantial international presence in the lighting industry. The Company is seeking to capitalize on the global distribution networks and recognized and respected names of Sylvania* and Alba to introduce the Company's ballast and miniature lighting products overseas. Moreover, the Company's foreign operations have broad product lines of consumer and industrial lamps and fixtures which the Company intends to market domestically. In addition, the Company plans to aggressively market complimentary products such as ballasts, manufactured by Power Lighting Products, which can be used with linear and compact fluorescent and HID lighting products manufactured by SLI. The Company believes that its "one stop" strategy has enabled it to establish strategic relationships with its customers and provides an excellent opportunity for the Company to increase its sales to existing and new customers.

         Diverse Geographic Operations. An important element of the Company's growth strategy is to continue to establish manufacturing operations in areas of high customer density or where manufacturing efficiencies can be realized. The Company's operations are currently located in the Americas, Europe, Australia and to a lesser extent the Asia market. The Company intends to continue to expand its operations as necessary to better serve its existing customers' objectives regarding cost, shipping location,

--------------------

* In general lighting the Company owns and has the exclusive right to use the "Sylvania" trademark in all countries of the world except the United States, Canada and Mexico.

frequency of interaction with manufacturing specialists and local requirements of end-market countries and to develop new business.

OPERATING STRATEGY

         The Company's operating strategy is designed to enhance its international presence as a leading designer, manufacturer and supplier of lighting products in its related markets and to increase profitability through continued vertical integration and automation, product innovation, significant cost reduction programs and its focus on superior product quality and customer service.

         Vertical Integration and Automation. The Company intends to further enhance its presence in the lighting industry by continuing the vertical integration of its operations by broadening the range of lighting components which it manufactures and uses in its lighting products. As the Company increases the percentage of Company-manufactured components used in its lighting products, it achieves greater control over the quality of such products and improves the cost-effectiveness of its operations. The Company's ability to manufacture a wide array of lighting components also facilitates the production of more complex, value-added products, which generally have higher average selling prices per unit and higher margins than discrete lighting components. The Company's vertical integration also improves manufacturing flexibility, enabling the Company to respond quickly to customers' specialized needs and shifts in demand. As lighting products have become more technically advanced, the Company has increasingly automated its manufacturing operations. By custom designing and manufacturing its own equipment, the Company has the ability to automate single, labor intensive steps within an assembly line operation as well as entire product assembly lines. The Company intends to continue to expand the automation at its manufacturing facilities in order to reduce the costs of producing its lighting products and to increase production and quality. Management believes that increased automation should further improve the Company's ability to meet customers' demand for "just-in-time" delivery of products. Also, by maintaining its own lamp making machinery capabilities, the Company further enhances its cost control and speed in introducing automation for new products.

         Technology-driven Product Innovation. Lighting products and the related manufacturing technology are becoming increasingly sophisticated. Through the acquisition of various niche companies operating within the lighting industry, the Company's technology expertise has expanded. The Company has utilized its technical expertise to develop close working relationships with its customers by designing and manufacturing lighting solutions in cooperation with such customers to meet their specific needs. In addition, the Company closely monitors developing technologies within the industry and its sales data to determine which new lighting products to introduce. In January 1997, the Company entered into a joint venture agreement with Schott Corporation ("Schott"), a major global glass manufacturer, to expand both companies' fiberoptic activities in North America. Through its acquisition of SLI, the Company has gained access to SLI's significant expertise in product and process innovation in various areas including lamp photometric performance, energy-efficiency and miniaturization and product life extension as well as in the reduction or elimination of use of environmentally hazardous materials. The Company believes that it can expand its business by offering new products and entering new niche markets in which it can be one of a few leading suppliers. Diversification in products and markets will continue to be a key component of the Company's operating strategy.

         Improving Operating Efficiencies. The Company has realized various cost savings in connection with the integration of acquired companies. Cost reduction initiatives have included the consolidation of certain administrative functions, vertical integration with existing operations and leveraging of combined purchasing power. Sales personnel have, for example, been reduced in instances in which the Company's existing customer base has overlapped the customer base of acquired businesses. Vertical integration, through the substitution of components manufactured by the Company for those previously purchased by acquired companies from outside suppliers, will provide additional cost savings. The Company has also capitalized on its purchasing power for those materials and products which it does not manufacture. In connection with such integration, the Company has adjusted, in some cases, the product mix manufactured by acquired companies in an effort to improve profitability; such actions have had the short-term effect in certain cases of reducing the net sales of such acquired companies. Given that the recently acquired businesses have been operating at significantly lower operating margins than the Company's base business, these acquisitions have resulted in temporary contraction of consolidated operating margins. The recent acquisition of SLI with the extensive geographical and physical infrastructure of manufacturing, sales and administrative facilities worldwide provides a significant opportunity for improved operating efficiencies.

         Responsiveness and Quality. The Company believes that responsiveness to customers' demands and the need to supply quality products are critical factors for success in the lighting industry. The Company's ability to conceive, design, trial, test and tool up for a new product launch in a very short period of time is a significant competitive advantage for the Company. Management has developed "Competency Centers" within its manufacturing facilities. These Competency Centers support specialist engineering teams which work in an integrated manner with marketing and manufacturing specialists. In addition, the Company has developed the technology to monitor and control its production performance. As a result of these initiatives, the Company's miniature lighting assemblies have achieved a preferred supplier designation from several of its most important OEM customers, including Q-1 certification from Ford Motor Company and a Quality Excellence award from Chrysler Corp. In addition, the Company has received certifications as a QS-9000, ISO 9001 and Euro-Net ISO 9000 and 9001 supplier.

ACQUISITIONS

         The following table sets forth the acquisitions which have been consummated by the Company since October 1992:

                                      DATE OF
BUSINESS                            ACQUISITION       TYPE OF OPERATION                   LOCATION
--------                            -----------       -----------------                   --------
Chicago Miniature Lamp, Inc.        October 1992      Distributor of miniature lighting   Buffalo Grove,
                                                      components                          Illinois, USA

Glolite Sales, LTD.                 April 1993        Manufacturer of miniature neon      Pauls Valley,
                                                      and incandescent bulb and string    Oklahoma, USA
                                                      lighting products

Industrial Devices, Inc. ("IDI")    May 1994          Designer and manufacturer of        Hackensack,
                                                      miniature lighting products         New Jersey, USA

Plastomer Inc.                      March 1995        Manufacturer and supplier of        Barrie, Ontario,
("CML Canada")                                        miniature lighting assemblies       Canada
                                                      and bulb sockets

Fredon Industrial                   August 1995       Manufacturer of machine tools       Newton,
Development, Inc. ("Fredon")                          and dies                            New Jersey, USA

STT Holdings Limited                November 1995     Engineering and designer            Byfleet, Surrey,
("Badalex")(1)                                        of lamp making equipment            United  Kingdom

Electro Fiberoptics, Inc            December 1995     Manufacturer of fiber optic         Marlboro,
("CML Fiberoptics")                                   products                            Massachusetts,
                                                                                          USA

Phoenix Lighting (U.K.) Limited     December 1995     Manufacturer of halogen and         Coalville,
("CML Europe")                                        specialty lamps                     Leicestershire,
                                                                                          United  Kingdom

W. Albrecht GmbH u. Co. KG          May 1996          Manufacturer of miniature           Bamberg,
("Alba")(2)                                           lighting products                   Germany

--------------------

         (1) The Company acquired substantially all of the assets of (i) STT Holdings Limited, which included two of its subsidiaries (STT Badalex Limited and STI Lighting Limited), and (ii) PRT Shipping Limited.

         (2) In connection with the Alba acquisition, the Company acquired (i)
W. Albrecht GmbH u. Co. KG ("Alba Germany"), (ii) Alba Light Design GmbH ("Alba-Light Design"), (iii) Alba Lamps, Inc. ("Alba-USA"), and (iv) certain other affiliated entities. The Company also acquired a majority interest in A&S Electric, spol.s.r.o. ("Alba- CZ") and Alba Technology (M) Sdn. Bhd. ("Alba-Malaysia").

                                    DATE OF
BUSINESS                            ACQUISITION       TYPE OF OPERATION                   LOCATION
--------                            -----------       -----------------                   --------
Gustav Bruckner GmbH                January 1997      Engineer designer and               Coburg,
("Bruckner")                                          manufacturer of automated           Germany
                                                      lamp-making equipment


Valmont Electric, Inc.              January 1997      Manufacturer of magnetic            El Paso,
("Power Lighting Products")                           and electronic ballasts             Texas, USA

Sylvania Lighting                   September 1997    Designer and manufacturer of        Geneva,
International, B.V. ("SLI")                           integrated lighting systems         Switzerland
                                                      including lamps and fixtures

Solium, Inc. ("Solium")             November 1997     Designer and manufacturer of        Randolph,
                                                      electronic ballasts                 Massachusetts, USA

JOINT VENTURE

         On January 29, 1997 the Company entered into a joint venture agreement with Schott to form a company to be owned 51% by the Company and 49% by Schott. The purpose of the joint venture is to expand each company's respective fiberoptic activities in North America. Schott, headquartered in Mainz, Germany, is one of the world's largest manufacturers of optical and technical glasses for commercial, industrial, scientific, and consumer markets.

INDUSTRY OVERVIEW

         The lighting industry is a large, mature market, which is characterized by the long life cycle of its lighting products. The global lighting industry consists of many firms, ranging from large, multinational, multiproduct, publicly owned companies to small, single-product, private firms. Participation in the industry is marked by the presence of three dominant firms and the maturity of market segments. The three leading global lighting companies are General Electric, Osram and Philips. While these companies are active in all of the major sectors of the lamp industry, concentration levels vary by sector and region. SLI is the third largest lighting company in Europe. The lamp market is highly concentrated whereas the miniature lighting market and the fixture markets are highly fragmented. The ballast market is concentrated and consists of several large companies including Power Lighting Products. Smaller firms have found or created niches in certain markets which have been defined by specific competencies, technologies or differentiated products. Some specialized areas, such as normal line voltage halogens, compact fluorescents and metal halides, have recently experienced a rapid rate of growth.

         The lamp market exhibits a large degree of stability and maturity, because much of the demand is generated by replacement needs. Management believes that trends toward more efficient, longer life lamps will continue to reduce the absolute number of units sold but that increases in the average price per unit should more than offset the decline and result in overall growth of the market. Increased usage and applications will depend largely on economic growth, especially housing starts and new vehicle sales. However, economic development in areas such as Eastern Europe and Central and South America should provide accelerated growth opportunities. Aggregate sales of lamps have demonstrated moderate cyclicality and seasonality. The fourth quarter tends to be the industry's strongest demand period, given abbreviated daylight hours and increased holiday light usage.

         Three forces are converging that should influence the increased global use of lamps in the coming years:

         - More companies in both manufacturing and the service sector, run overtime in the evenings or operate second and third shifts at night.

         - Vendors are aggressively marketing more energy-efficient and user-friendly lamps; customers are responding by purchasing such lamps, even though they cost more than the old lamps.

         - Increased world demand by developing countries for lighting products, including Eastern Europe, Central and South America and Asia.

PRODUCTS AND MARKETS

         Prior to 1997, nearly two-thirds of the Company's net revenues were attributable to miniature lighting assemblies, with miniature discrete bulbs and light emitting diodes ("LED's") accounting for the bulk of the remainder. The Company's product category profile has changed dramatically with the addition of SLI and Power Lighting Products. The following sets forth the percentage of net sales by product category for the years ended December 1, 1996, and November 30, 1997, and, giving effect to The 1997 Acquisitions on a pro forma basis for the year ended November 30, 1997.

                             YEAR ENDED        YEAR ENDED        YEAR ENDED
PRODUCT                       12/01/96          11/30/97          11/30/97
-------                      ----------        ----------        ----------
                              (ACTUAL)          (ACTUAL)         (PRO FORMA)
Lamps                            27%               38%               52%
Fixtures                                           15                24
Lighting Assemblies              59                21                 9
Ballasts                                           23                12
Other                            14                 3                 3
                                ---               ---               ---
   Total                        100%              100%              100%

         The Company sells its products globally under a variety of brand names in over 30 countries. Its flagship brand Sylvania* is one of the world's leading lighting brands covering a full line of lamps, industrial and commercial fixtures, and specialty products. Other lamp and fixture lines include Concord, architectural and display lighting; Claude, consumer and industrial/commercial lamps and fixtures; Lumiance, display lighting fixtures; Linolite, residential and commercial task lighting fixtures; and Le Dauphin, high fashion table fixtures. Miniature lighting assemblies are sold under the Chicago Miniature Lamp (U.S.) and Alba (Germany) labels. Ballasts are sold under the Power Lighting Products brand label. While the Company predominantly sells its products under its own brands, it also sells under its customers' brands, a practice which is common in the retail sector. SLI also sells to other lighting companies under their labels.

         The Company's manufacturing and developmental activities are focused on the following product areas:

         - ENERGY-EFFICIENT, LONG LIFE COMPACT FLUORESCENT LAMPS with novel features and improved performance characteristics. SLI continues to address the market's demand for affordable, retrofit energy-saving products with longer life.

         - ENERGY-SAVING, TUNGSTEN HALOGEN LAMPS using normal line voltage. These lamps have the capability of replacing standard incandescent, incandescent reflector lamps and low voltage tungsten halogen lamps. They also eliminate the need for costly transformers. SLI has demonstrated leadership in this category with the 1994 introduction of a new range of "high voltage" halogen reflector lamps, known as Hi-Spot, and supplemented in 1996 with a miniature 50 millimeter, line voltage lamp, for which over 100 leading fixture companies have introduced products.

         - HIGH INTENSITY DISCHARGE LAMPS for general lighting as well as for specialist applications, particularly film, TV studio, theater and audio-visual use. In general lighting, SLI has demonstrated its innovation by the 1995 introduction of twin-arc high pressure sodium (SHP) and mercury-free SHP lamps.

         - ENERGY-SAVING TRIPHOSPHOR FLUORESCENT LAMPS in standard lengths with improved lumen maintenance, which increase the useful life of the lamps.

         - METAL HALIDE LAMPS combine superior energy efficient illumination with long lamp life, excellent color rendition and compact lamp size. It is the fastest growing segment of the domestic lighting market.

         - TREND-SETTING ACCENT FIXTURES which track both the requirements of the market place, and the emergence of new concept lamps, notably line voltage halogen, metal halide and compact fluorescent. New fixtures have been launched in response to new legislation, requiring low glare in the area of visual display units, as well as lower wattage per square meter of illuminated surface.

         - INDUSTRIAL/COMMERCIAL LIGHTING FIXTURES to suit the changing performance and aesthetic requirement of commercial markets.

         - MINIATURE LIGHTING ASSEMBLIES used mainly as visual fault or status indication and for illumination in sophisticated lighting assemblies for automobile message centers and telecommunication status array.

         - MAGNETIC AND ELECTRONIC BALLASTS supply power to start and operate fluorescent, compact fluorescent and HID lamps and signage products (neon displays). Patented Solium ballast technology allows three way switching and dimming capabilities to compact fluorescent lamps.

         The Company's customer profile has also changed materially since the acquisition of SLI. The Company's customers currently include architects, designers, contractors, wholesalers, retailers, distributors and OEM's whereas prior to The 1997 Acquisitions, the Company's primary market for its miniature lighting products were the OEM's in the electronics and communications, automotive, appliance and aviation industries. The Company does not believe that any one customer accounts for more than 5% of net sales. The Company's main customer base for lamps and industrial/commercial fixtures is the wholesale channel (approximately 65% of the Company's revenue, of which more than 10% is through international electrical wholesalers such as Rexel, Sonepar and Hagemeyer). The retail market for lamps is characterized by a small number of large accounts and is under competitive and pricing pressure from suppliers located in the Pacific Rim, especially in compact fluorescent lamps, which provide an attractive combination of high unit price and low freight cost. The professional installer market is important to the Company for lamps and accent fixture products. These products, which the Company sells under the Concord and Lumiance brands often require specification approval.

MANUFACTURING

         The Company's manufacturing operations are vertically integrated through design, engineering, manufacturing, assembly and sales. This integration enables the Company to control product cost more effectively, help ensure quality and offer its customers a wide array of products and services. The Company's manufacturing capabilities include lamp forming and cutting, socket manufacturing, drawing glass and plastic fiber, lamp equipment manufacturing, plastic injection molding, production of complex molds and dies, and various assembly operations. The Company manufactures approximately 90% of its own products.

         The Company operates within Competency Centers, which specialize in the manufacturing of different lamp and fixture products - fluorescent lamps in Germany; specialty incandescent lamps and industrial/commercial fixtures in France; HID, halogen and standard incandescent lamps in Belgium; compact fluorescent lamps and accent fixtures in the UK and accent fixtures in the Netherlands. The Company has also arranged its marketing, design and process engineering efforts on the Competency Center basis. The product marketing director is based at the Competency Center site and works with the plant manager and the engineering team.

         The Company has specialized design and engineering capabilities which it uses to improve its manufacturing process by automating single, labor intensive operations as well as entire product assembly lines. Most of the Company's automated manufacturing equipment is custom designed by its own engineers and is proprietary. The Company fabricates most of its own equipment and many parts are machined in-house and customized to perform specific functions. The Company develops and uses automated material handling, testing and packaging systems, and it has automated the manufacture of its various lamps, fixtures and miniature lighting assemblies. By automating its operations, the Company has been able to reduce its manufacturing costs, thereby enabling it to be competitive with products produced worldwide.

         The Company uses both internally-produced and purchased components in its products. The Company purchases approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and 80% of its fluorescent glass tubing from Osram. Any interruption in the supply of incandescent shells or fluorescent tubing could have an adverse effect on the Company's operations. The Company purchases certain of its raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. All LEDs used by the Company in its lighting assemblies are currently imported from the Pacific Rim. The Company intends to equip a facility for, or to acquire a business primarily engaged in, the production of LEDs.

         The Company has developed a high level of skills in the design and construction of high-speed automated equipment and has combined this with materials management efficiency in its manufacturing facilities. The Company has 25 manufacturing facilities in 13 countries, including 4 facilities in the U.S.

RESEARCH AND DEVELOPMENT

         Prior to the acquisition of SLI, the Company devoted little of its resources to research and development. SLI's research and development, in recent years, has been focused on product and process innovation, applying proven lighting technologies, rather than in the exploration of new lighting techniques. Much of SLI's focus has been directed toward improvements in material science to improve lamp photometric performance, energy-efficiency and miniaturization as well as to lengthen the life of its products and reduce or eliminate the use of environmentally hazardous materials. Through a technical agreement, in effect from January 1993 to September 1997, SLI was entitled to royalty free use of Osram's worldwide intellectual property including patents, research and development, product and process know-how for use outside the United States, Canada and Mexico. Commencing in September 1997, SLI continues to have the right to use all of the information and know-how acquired up to 1997 (but not to receive new Osram technology and know-how) within its existing business outside the United States, Canada and Mexico. While the Company cannot use the Sylvania name in the United States, Canada and Mexico, this restriction will not prohibit the Company from selling a broad range of lighting products, which are not dependent upon Osram technology. Additionally, the Company has developed its own competency in lighting technologies and manufacturing processes and has successfully produced innovations such as line voltage halogen products and sensor operated compact fluorescent lamps. The Company's research and development expenditures were $1,926,000 in the fiscal year ended November 30, 1997 and $7,584,000 in fiscal 1997, giving effect to The 1997 Acquisitions on a pro forma basis. Certain of the Company's competitors are significantly larger than the Company and devote a substantial amount of money to research and development.

SALES AND MARKETING

         The Company sells its lighting products through a direct sales force, sales representatives and distribution companies. The Company employs approximately 1,021 people in sales and marketing, with 674 in Europe, 124 in the U.S., 97 in Australia, 80 in Central and South America and 46 in Asia. In addition, the Company's sales force is augmented with independent sales representative organizations, with approximately 677 sales people responsible for sales in designated geographic territories in the United States, Canada and Europe.

         The Company advertises in most major electronic and electrical trade publications. To help ensure positive results of its advertising programs, the Company has developed a lead fulfillment and tracking program that monitors opportunities for the internal sales force, the sales representatives and distributors. The Company also publishes full-line catalog/data books and CD Roms for use by its customers.

INTERNATIONAL OPERATIONS

         Approximately 60.9% and 68.6% of the Company's net sales and operating income, respectively, for the year ended November 30, 1997 were outside the United States. Giving effect to The 1997 Acquisitions on a pro forma basis, approximately 80.9% and 81.6% of the Company's net sales and operating income, respectively, were outside the United States. The Company currently operates in more than thirty countries located in the Americas, Europe, Australia and Asia. As a result of its foreign sales and facilities, the Company's operations are subject to the risks of doing business abroad.

                                                                                                             PRO FORMA
                                                    YEAR ENDED         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                     12/03/95           12/01/96           11/30/97           11/30/97
                                                     --------           --------           --------           --------
                                                                             (IN THOUSANDS)
Net Sales:
     United States     ..........................    $ 44,340           $ 49,843           $129,120           $144,611
     Canada            ..........................       7,064             13,084             14,605             14,605
     Europe            ..........................         -0-             22,801            135,719            459,328
     Asia/Pacific      ..........................         -0-                -0-             15,698             62,552
     Central and
       South America   ..........................       5,998              8,443             34,894             74,268
                                                     --------           --------           --------           --------
         Total         ..........................    $ 57,402           $ 94,171           $329,959            755,364

Operating Income:
     United States     ..........................      $9,034             $7,038             $8,582              8,582
     Canada            ..........................         707              2,683              3,039              3,039
     Europe            ..........................         -0-              4,574              6,880             22,973
     Asia/Pacific      ..........................         -0-                -0-              1,145              3,500
     Central and
       South America   ..........................       2,473              4,177              7,716              8,436
                                                     --------           --------           --------           --------
         Total         ..........................    $ 12,214           $ 18,472           $ 27,362           $ 46,530

Identifiable Assets(1):
     United States     ..........................    $ 30,560           $ 41,255           $107,228           $107,228
     Canada            ..........................       9,429              9,887             10,459             10,459
     Europe            ..........................      10,287             50,080            429,418            429,418
     Asia/Pacific      ..........................         -0-                -0-             32,602             32,602
     Central and
       South America   ..........................       7,104             11,314             51,405             51,405
                                                     --------           --------           --------           --------
         Total         ..........................    $ 57,380           $112,536           $631,112           $631,112

--------------------

(1) At December 3, 1995, December 1, 1996 and November 30, 1997.

THE 1997 ACQUISITIONS

Bruckner

In January 1997, the Company through its subsidiary Alba, acquired all of the capital stock of Bruckner. Bruckner engineers, designs and manufactures automated miniature lamp-making equipment at its manufacturing facility in Coburg, Germany. The purchase price was approximately $1.7 million which was paid from the cash proceeds received from the Company's public offering which occurred in October 1996.

Power Lighting Products.

         On January 30, 1997, the Company consummated the purchase of all of the outstanding capital stock of Power Lighting Products. Power Lighting Products is a manufacturer of magnetic and electronic ballasts for the linear and compact fluorescent, sign and HID lighting markets. The purchase price was approximately

$22 million and the source of funds was cash proceeds from the Company's public offering which occurred in October 1996.

         Power Lighting Products was established in 1987 when Valmont Industries, Inc. purchased the business and certain assets of the ballast division of General Electric. Power Lighting Products is currently a significant supplier of both magnetic and electronic ballasts with approximately a 10% share of a total U.S. market estimated at $900 million to $1 billion. Revenues for 1996 approximated $93.0 million and the company reported an operating loss of approximately $600,000 for such year. Lighting ballasts (magnetic and electronic) supply power to start and operate linear and compact fluorescent, HID lamps and signage products (neon displays). Magnetic ballasts use an older and well established technology and have a less expensive initial cost than electronic ballasts. Despite higher initial cost, electronic ballasts are gaining market share as they provide reduced energy consumption and longer lamp life. In recent years, lighting retrofit projects driven by energy efficiency regulations and utility rebates have accelerated the increasing market share of electronic ballasts. Power Lighting Products provides the Company with relationships with major OEM's. Sales to OEM's account for approximately 60% of Power Lighting Products sales. These OEM's also represent sales opportunities for many of the Company's other products. Power Lighting Products sells approximately 30% of its products through electric distributors and 10% directly to the "Do-It-Yourself" retail store market. The Company views these distribution channels as a major part of its future domestic marketing strategy as it expands its range of products.

SLI

         On September 8, 1997, the Company consummated the purchase of all of the outstanding shares of capital stock of SLI, a privately held company headquartered in Geneva, Switzerland for $161.5 million cash, financed with the Company's internal cash and a $250.0 million credit facility provided by BankBoston. Originally founded in the United States, SLI has been in the business of producing lamps since 1900. GTE acquired the business in 1959 at which time the company did business exclusively in the United States. The company expanded into Europe in 1961 with its photoflash product ("flash cube") which is used with cameras. Between 1966 and 1985, GTE grew the worldwide operations of SLI, setting up plants in Central and South America between 1966 and 1979 and opening operations in Australia and Asia during the 1970's. In the 1980's the Company made two acquisitions; Claude, a French lamp and fixture manufacturer and Rotaflex, a European fixture manufacturer. In 1993, GTE sold SLI, excluding the North American business, to a group of private investors. GTE sold its North American business, including the trade name "Sylvania" for use in North America, to Osram.

         SLI is an integrated designer, manufacturer and seller of lighting systems which are comprised of lamps and fixtures. SLI manufactures and offers a wide range of lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, and special lamps) and a substantially complete range of fixtures to meet the lighting needs of its customers, which include architects, designers, consultants, installers, contractors, wholesale distributors, OEMs, large industrial users and retailers. SLI's product portfolio is sold under several brands, most notably the "Sylvania" name, for which SLI has rights in all regions with the exception of North America and Mexico. For its year ended December 31, 1996 SLI reported revenues of approximately $610.0 and operating income of approximately $12.0 million. SLI manufactures approximately 90% of all its product requirements in-house through 13 plants in 9 countries; 8 plants are in Europe, three are in Central and South America and two in Australia. SLI conducts its operations in over 30 countries through sales and distribution facilities. SLI did not have a miniature lighting line, and its products did not overlap those of the Company. Management believes that SLI is complimentary from both a product line and geographical standpoint.

         The acquisition of SLI, a large user of ballasts with no ballast manufacturing capability, is expected to produce significant synergistic effects for the Company and its Power Lighting Products subsidiary. The recent acquisition of Solium in November 1997, with its unique and patented electronic ballast design and technology, is also expected to create additional benefits for the Company.

COMPETITION

         The industry in which the Company operates is highly competitive. Most of the Company's competitors offer products in some but not all of the markets served by the Company. The Company competes primarily on the basis of brand awareness, price, product quality, design and engineering, customer service and distribution strength. The lamp manufacturing industry is dominated by Philips, Osram and General Electric. Typically in the larger global markets, Philips, Osram and General Electric each have a market share in excess of 25%. The Company believes that it is the third largest lighting company in Europe, behind Philips and Osram, with an estimated 11% European market share. The fixture and miniature lighting assembly markets are highly fragmented with many suppliers. The ballast market is concentrated by several large companies including Power Lighting Products. Its competitors include MagneTek, Advance Transformer (a division of Philips) and Motorola. Some of the Company's competitors have substantially greater resources than the Company.

BACKLOG

         A substantial portion of the Company's business, servicing the wholesale and retail channels, is done on a daily basis, and therefore the Company does not have more than a few days of backlog.

ENVIRONMENTAL REGULATIONS

         The Company has invested heavily and progressively in capital and operating costs in complying with or in anticipation of regulatory and non-regulatory environmental requirements. SLI has worked with a leading international environmental consultant, in evaluating potential environmental liabilities at all SLI manufacturing locations relating to possible soil, air and/or ground water contamination. A program of improvement projects was initiated to achieve compliance with international standards. An environmental management system is now in place at all of the SLI manufacturing locations.

         The Company uses a radioactive gas in its manufacture of neon bulbs in the United States, and maintains a U.S. Nuclear Regulatory Commission license for the use of such gas. The Company must comply with federal, state and local regulations pertaining to the storage and discharge of radioactive materials. In view of the low dosage of radioactivity in the gas used, the requirements for compliance with these regulations do not, and the Company anticipates will not, have any material adverse effect upon its capital expenditures, results of operations or financial condition.

EMPLOYEES

         As of November 30, 1997, the Company employed approximately 7,408 employees of whom 3,545 were employed in Europe, 591 in the U.S., 82 in Canada, 2,879 in Central and South America, 227 in Australia and 84 in Asia. Manufacturing and engineering operations employed 5,927 people, sales and marketing employed 1,021 people, and administration and finance employed 460 people. Union recognition and collective bargaining arrangements are in place in 8 countries (including the United States), covering a total of approximately 3400 persons (144 in the United States). These agreements are with various labor unions and consortiums and expire at various dates. Management believes that it has a good relationship with its unionized and non-unionized employees.

ITEM 2. PROPERTIES

         Manufacturing operations are carried on at manufacturing plants located in the following countries:

         Location           Sq. Ft.          Product
         --------           -------          -------
United States
         Texas             108,000*          magnetic and electronic ballasts
         Oklahoma           30,000*          miniature neon lamps and assemblies
         New Jersey         59,200*          miniature lighting assemblies, injection molding of
                                             housings and lenses
         New Jersey          7,000*          molds, tool and die

France
         Lyon              235,000           specialty incandescent lamps
         St. Etienne       105,000           industrial/commercial fluorescent fixtures
         St. Marcellin      42,000           table lighting fixtures

Germany
         Erlangen          255,000*          linear fluorescent lamps
         Alba               54,400*          miniature lamp manufacturing and assembly
         Bruckner           17,000*          manufacturer of automated lamp making equipment

Czech Republic
         Hranice u Ase       7,500*          miniature lamp assembly

United Kingdom
         Newhaven            7,900*          architectural fixtures
         Shipley           110,000*          miniature linear fluorescent and compact fluorescent lamps
         Badalex            53,000*          manufacturing of automated lamp making equipment

Belgium
         Tienen            308,000*          HID lamps, halogen lamps for low and line voltage
                                             and general lighting service ("GLS") lamps

Netherlands
         Haarlem            45,000*          display fixtures

Brazil
         Vinhedo            74,000*          incandescent glass shells and fluorescent glass tubes
         Santo Amaro       390,000           incandescent and fluorescent low and line voltage
                                             and GLS lamps

Mexico
         Juarez            163,000*          magnetic and electronic ballasts

Colombia
         Bogota             55,000*          linear fluorescent lamps

         Location           Sq. Ft.          Product
         --------           -------          -------
Costa Rica
         San Jose           75,000*          starters and glow bottles
         San Jose           19,000*          miniature lighting assemblies

Australia
         Gosford            72,000           high bay industrial fixtures
         Brookvale          17,000           suspended linear fixtures

Canada
         Ontario            75,000*          socket and socket lamp assemblies

* Includes warehouse space.

         The Company also has sales offices in over thirty countries located throughout the world.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no meetings of shareholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

         The following table sets forth the names and ages of all executive officers of the Registrant, including all positions and offices with the Registrant held by such person, and the period during which he/she has served as such.

     Name                 Age       Position
     ----                 ---       --------
Frank M. Ward              53       President and Chief Executive Officer

Norman Scoular             45       President and Chief Executive Officer of SLI

Richard F. Parenti         44       Vice President-Finance and
                                    Chief Accounting Officer

Linda A. Moulton           42       Treasurer

         Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his or her successor is duly elected and qualified. The following is a summary of the business experience during the past five years of each of the Company's executive officers.

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

         Norman Scoular has been President and CEO of SLI since its inception in 1993, and currently oversees SLI's lamp and fixture operations. He has spent the majority of his business career in various senior management posts with European electrical product based groups, including Philips, GEC and F.K.I. He has a General Engineering degree from Herriot Watt University and is a chartered accountant.

         Richard F. Parenti joined the Company in October 1987, and held the position of controller from 1988 to 1992. He was appointed Vice
President-Finance in 1992. Since 1992 he has served as a senior financial officer of the Company. Mr. Parenti has a Bachelor of Business Administration degree in accounting from Loyola University, Chicago.

         Linda A. Moulton joined the Company as treasurer in December 1997 coming from State Street Bank (Boston), where since 1993 she headed the Large Corporations Department, which was made up of a group of lending professionals that concentrated on specialized companies with sales exceeding $150 million. Prior thereto, from 1990-1993, she was a Vice-President and a manager of the Boston branch of The Daiwa Bank, Ltd. Ms. Moulton has been in banking and finance for more than 15 years. She has a Bachelor of Science degree in Psychology from Brown University and a Masters Degree in International Affairs from Columbia University.

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

         The following table sets forth the range of high and low bid information for the Company's Common Stock for the period from the initial public offering through the Fourth Quarter of fiscal 1997. Such information has been adjusted for stock splits, the most recent of which was a 3 for 2 split in the form of a dividend, payable to the stockholders of record as of February 23, 1998.

         Fiscal 1995                      High             Low
         -----------                      ----             ---
Partial Third Quarter*                   $7.55           $ 5.78
Fourth Quarter                            9.22             7.00

         Fiscal 1996
         -----------
First Quarter                            13.22             8.89
Second Quarter                           18.78            12.22
Third Quarter                            20.50            12.67
Fourth Quarter                           22.67            16.67

         Fiscal 1997
         -----------
First Quarter                            29.50            11.08

[S]                                [C]              [C]
Second Quarter                     16.67            11.33
Third Quarter                      21.56            15.50
Fourth Quarter                     25.67            18.00

* For the period from the initial public offering on June 16, 1995 through August 27, 1995.

         The market information above is derived from quotations on the National Market System of NASDAQ. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         As of February 25, 1998, the approximate number of holders of record of the Company's Common Stock was 112 and the number of beneficial holders, including individual participants in security position listings with clearing agencies, was estimated at approximately 4,000.

DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. In addition, the Company is prohibited from paying cash dividends by its credit facilities. It is the present intention of management of the Company to utilize all available funds for working capital and expansion of its operations.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data of the Company for, and as of the end of, the years ended November 30, 1997, December 1, 1996 and December 3, 1995 have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP. The selected financial data of the Company for, and as of the end of, the nine months ended November 27, 1994 have been derived from the audited consolidated financial statements of the Company. The selected financial data of the Company for, and as of the end of, the year ended February 27, 1994 and February 28, 1993 have been derived from the audited combined financial statements of the Company. The following data should be read in conjunction with the Company's Financial Statements and Notes included elsewhere in this Report.

                                                                        Historical
                                         -------------------------------------------------------------------------
                                                           Nine
                                                           Months          Year            Year            Year
                                         Year Ended        Ended           Ended           Ended           Ended
                                         2/27/94(1)     11/27/94(2)       12/3/95         12/1/96         11/30/97
                                         ----------     -----------      ---------       ---------       ---------
Income Statement Data(3):
Net sales                                $  24,894       $  31,729       $  57,402       $  94,171       $ 329,959
Cost of products sold                       17,860          21,113          36,726          61,147         231,933
                                         ---------       ---------       ---------       ---------       ---------

Gross margin                                 7,034          10,616          20,676          33,024          98,026
Selling, general and administrative
     expenses                                8,028           7,777           8,462          14,552          65,549
Restructuring                                   --              --              --              --           5,115
                                         ---------       ---------       ---------       ---------       ---------
     Operating income (loss)                  (994)          2,839          12,214          18,472          27,362
Interest expense, net                          502             936             803             301           1,156
Other (income) expense, net                    (92)             (7)            (47)         (1,294)         (2,326)
                                         ---------       ---------       ---------       ---------       ---------

     Income (loss) before provision
     (benefit) for income taxes             (1,404)          1,910          11,458          19,465          28,532

Provision (benefit) for income
     taxes(4)                                  231             800           2,993           6,029           7,591
                                         ---------       ---------       ---------       ---------       ---------
Net Income (loss)                        $  (1,635)      $   1,110       $   8,465       $  13,436       $  20,941
                                         =========       =========       =========       =========       =========
Net Income (loss) per common share       $   (0.09)      $    0.06       $    0.41       $    0.55       $    0.73
                                         =========       =========       =========       =========       =========

Weighted average shares
     outstanding(5)                         18,744          18,744          20,880          24,357          28,761
Cash dividends per common
     share(6)                            $    0.02       $      --       $      --       $      --       $      --
                                         =========       =========       =========       =========       =========


                                          2/27/94         11/27/94        12/3/95         12/1/96         11/30/97
                                          -------         --------        -------         -------         --------
                                                      (In thousands)
Balance Sheet Data(3):
Working capital                          $  (1,507)      $    (270)      $   9,923       $  98,308       $ 117,606
Total assets                                14,644          32,929          59,530         212,002         651,661
Short-term debt                              3,849           9,114              65          25,174          14,821
Long-term debt, less current portion         3,628           9,015           3,147           5,607         185,434
Stockholders' equity                         1,435           2,673          34,921         151,164         166,051

(1) The results of operations and financial positions of Xenell and the Company are combined for the Company's year ended February 27, 1994.
(2) The Company changed its financial reporting year-end from the last Sunday in February to the Sunday closest to December 1, which resulted in a year containing 39 weeks in 1994.
(3) Revenues, expenses, assets, and liabilities are significantly affected by the number and timing of acquisitions made by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business-Acquisitions,".
(4) Between February 28, 1993 and January 1, 1994, Xenell was taxed as an "S" corporation under the Internal Revenue Code, as amended (the "Code"). Provision (benefit) for income taxes during such period reflects the provision (benefit) for income taxes attributable to certain other companies taxed as "C" corporations under the Code and consolidated with the Company's results of operations during such period.
(5) See Note 2 of Notes to the Company's Financial Statements for stock split information.
(6) Reflects cash dividends paid by Xenell to Mr. Frank M. Ward, the Company's Chief Executive Officer and founder, during the period in which Xenell was taxed as an "S" corporation under the Code.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is a leading, vertically integrated designer, manufacturer and seller of lighting systems, which are comprised of lamps, fixtures, and ballasts. Through its 13 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting assemblies into a full range supplier of lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), a near full range supplier of fixtures and fiber optic lighting systems and a full range supplier of magnetic and electronic ballasts. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base, has 25 manufacturing plants in 13 countries and operates throughout the world.

         The Company was established in 1985, and completed its initial public offering ("IPO") in June 1995 and a subsequent offering of Common Stock in October 1996. An important part of the Company's initial development has been its geographic and product range expansion through acquisitions. Since its IPO and prior to The 1997 Acquisitions, the Company completed the following acquisitions:

         -        Fredon, a tool, die and mold maker;
         - Badalex, an engineering and design builder of automated lamp-making equipment;
         - CML Fiberoptics, an established producer of high tech fiber optic products and manufacturer of glass and plastic fibers;
         - CML Europe, a U.K. manufacturer of halogen and specialty lamps;
         - Alba, a German manufacturer of miniature and subminiature lamps and value added assemblies.

         Such acquisitions, together with pre-IPO 1995 acquisition of CML Canada, a manufacturer and supplier of miniature lighting assemblies and bulb sockets, are hereinafter referred to as "Prior Acquisitions."

         In January 1997, the Company acquired Bruckner which engineers, designs and manufactures automated miniature lamp-making equipment and Power Lighting Products, a manufacturer of magnetic and electronic ballasts for the linear and compact fluorescent, sign, and HID lighting markets. In September 1997, the Company acquired 100% of the outstanding stock of SLI, a privately held company based in Geneva, Switzerland, for $161.5 million in cash, its largest acquisition to date. SLI is one of the world's premier full-line lighting companies, manufacturing and marketing six well respected lamp, fixture, and specialized lighting brands throughout the world, except for North America.

         Both the Prior Acquisitions and The 1997 Acquisitions were funded with a combination of the proceeds from the Company's Common Stock offerings, bank borrowings and cash flow from operations.

         The Company's acquisition strategy has a significant impact on year to year comparisons of revenues and earnings. The fiscal year ended November 30, 1997 includes operating results for eleven months of Bruckner, ten months of Power Lighting Products and three months of SLI. The operating results for the fiscal year ended December 1, 1996 includes the full year results of Badalex, CML Europe, CML Fiberoptics, and seven months of Alba. The operating results for the fiscal year ended December 3, 1995 includes eight months of CML Canada and three months of Fredon.

         The following discussion and analysis of the results of operations for the twelve months ended November 30, 1997 should be read in conjunction with the Consolidated Financial Statements of the Company with accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect Chicago Miniature Lamp, Inc.'s business and prospects and cause actual results to differ materially from these forward-looking statements and should be read in conjunction with the "Risk Factors" section of this Report on Form 10-K.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                Year         Year        Year
                                               Ended        Ended       Ended
                                               -----        -----       -----
                                              12/3/95      12/1/96     11/30/97
                                              -------      -------     --------
Net sales...............................       100.0%       100.0%       100.0%
Cost of products sold...................        64.0         64.9         70.3
                                               -----        -----        -----
       Gross margin.....................        36.0         35.1         29.7
Selling, general and
       administrative expenses..........        14.7         15.4         19.8
Restructuring costs ....................                                   1.6
                                               -----        -----        -----
       Operating Income.................        21.3         19.7          8.3
Interest expense, net...................         1.4           .3           .4
Other (income) expense..................        (0.1)        (1.3)         (.7)
                                               -----        -----        -----
Income before provision
       for income taxes.................        20.0         20.7          8.6
Provision for income
       taxes............................         5.2          6.4          2.3
                                               -----        -----        -----
       Net income.......................        14.8%        14.3%         6.3%
                                               =====        =====        =====


Year ended November 30, 1997 compared to year ended December 1, 1996

         Net sales increased from $94.2 million for the year ended December 1, 1996 to $330.0 million for the year ended November 30, 1997. This increase was primarily attributable to The 1997 Acquisitions and to a lesser extent, growth in market share and customer development. The 1997 Acquisitions accounted for $223.7 million of the increase in net sales. The Company's strategy of integrating acquisitions can affect sales comparisons as existing capacity is utilized for internal purposes.

         Gross margin increased from $33.0 million for the year ended December 1, 1996, to $98.0 million for the year ended November 30, 1997, due primarily to the increase in sales volume attributed The 1997 Acquisitions. Gross margin, as a percentage of net sales, decreased from 35.1%, for the year ended December 1, 1996, to 29.7%, for the year ended November 30, 1997, due to the impact of lower margins at the companies acquired in The 1997 Acquisitions, primarily the Power Lighting Products ballast business which has traditionally been a lower margin business in relationship to the Company's other products. The 1997 Acquisitions gross margin, as a percentage of The 1997 Acquisitions sales, was 28% since acquisition. This gross margin percentage is expected to improve as restructuring plans developed at the time of acquisition are implemented. However, the Company's gross margin percentage is subject to the impact of seasonality and product mix.

         Selling, general and administrative expenses increased from $14.6 million for the year ended December 1, 1996 to $65.5 million for the year ended November 30, 1997. This increase was largely due to the impact of The 1997 Acquisitions. As a percentage of net sales, selling, general and administrative expenses increased from 15.4%, for the year ended December 1, 1996, to 19.8%, for the year ended November 30, 1997, primarily as a result of The 1997 Acquisitions. The Company's strategy is to decrease selling, general and administrative expense of The 1997 Acquisitions through restructuring plans which are currently being implemented. Additionally, the Company intends to further utilize the selling, general and administrative infrastructure of The 1997 Acquisitions as a base for further sales growth.

         In the fiscal year ended November 30, 1997, the Company approved a restructuring plan which resulted in a non-recurring charge of $5.1 million. The restructuring plan was put into effect to consolidate certain operations, reduce operating cost structures and improve future operating results. The provision relates to the consolidation of certain North American and European operations and includes costs associated with the excess of net book value over estimated recoverable value for certain assets, severance payments and the probable closure or transfer of certain assets. The Company believes this restructuring, along with restructuring plans developed and accrued for at the time of the SLI purchase, better positions the integration of SLI into the Company. Reference Note 8 of the Notes to the Company's Consolidated Financial Statements.

         Interest expense, net, increased from $301,000, for the year ended December 1, 1996, to $1,156,000, for the year ended November 30, 1997, primarily as a result of the new and existing bank financing in connection with the SLI acquisition on September 8, 1997. Interest income of approximately $4.1 million was generated, for the year ended November 30, 1997, primarily from the investment of $98.3 million in proceeds from the Company's secondary offering in October 1996. A portion of these proceeds were used during the year for The 1997 Acquisitions ($65.0 million), the repurchase of common stock ($8.7 million) and for other capital expenditures.

         Other income increased from $1,294,000, in the year ended December 1, 1996, to $2,326,000, in the year ended November 30, 1997. This increase includes a $985,000 gain from the sale of a 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott CML Fiberoptics joint venture. The remainder of the increase and substantially all of the remaining balance of Other Income for the year ended November 30, 1997 is the result of recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

         As a result of the above, income before provision for income taxes, increased from $19.5 million, for the year ended December 1, 1996, to $28.5 million, for the year ended November 30, 1997. As a percentage of net sales, income before provision for income taxes, decreased from 20.7%, for the year ended December 1, 1996, to 8.6%, for the year ended November 30, 1997.

         For the year ended November 30, 1997, the Company recorded a tax provision of $7.6 million on a pre-tax income of $28.5 million, for an effective rate of 26.6%, compared to a 31.0% rate on $19.5 million for the year ended December 1, 1996. The lower effective tax rate in the current year is due to the impact of income in countries with lower effective tax rates and realization of tax attributes, including net operating loss carry forwards, acquired in the SLI acquisition. A lower than U.S. statutory effective tax rate is expected to continue for several years. Reference Note 5 of the Company's Consolidated Financial Statements.

Year ended December 1, 1996 compared to year ended December 3, 1995

         Net sales increased from $57.4 million, for the year ended December 3, 1995, to $94.2 million, for the year ended December 1, 1996. This increase in sales was primarily attributable to the Prior Acquisitions, growth in market share and continued customer development. The Prior Acquisitions accounted for $29.8 million of the increase in net sales. A number of the Company's Prior Acquisitions were not included in the operations of the Company for the year ended December 3, 1995. The Company's strategy of integrating prior acquisitions can affect sales comparisons as existing capacity is utilized for internal purposes.

         Gross margin increased from $20.7 million, for the year ended December 3, 1995, to $33.0 million, for the year ended December 1, 1996, due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, decreased from 36.0% for the year ended December 3, 1995 to 35.5%, for the year ended December 1, 1996, due to a change in product mix and the impact of lower margins at the companies acquired in the Prior Acquisitions.

         Selling, general and administrative expenses increased from $8.5 million, for the year ended December 3, 1995, to $14.6 million, for the year ended December 1, 1996. This increase was largely due to the Prior Acquisitions. As a percentage of net sales, selling, general and administrative expenses increased from 14.7%, for the year ended December 3, 1995, to 15.4%, for the year ended December 1, 1996, primarily as a result of the integration of the Prior Acquisitions. The Company's strategy is to improve upon and utilize the selling, general and administrative infrastructure of the Prior Acquisitions as a base for further sales growth.

         Interest expense, net, decreased from $803,000, for the year ended December 3, 1995, to $301,000, for the year ended December 1, 1996, primarily as a result of the reduction of outstanding debt in June 1995, with a portion of the net proceeds from the Company's initial public offering and cash flow from operations. This reduction in debt was offset by new debt incurred to finance certain acquisitions. Interest income of approximately $600,000 was generated from the investment of the proceeds from the secondary offering which occurred in October, 1996.

         Other income increased from $47,000, in the year ended December 3, 1995, to $1,294,000, in the year ended December 1, 1996. Substantially all of this increase in income results from recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. Additionally, the Company made yen denominated borrowings at favorable interest rates, which debt was marked to market at the existing exchange rates, as of the reporting dates, and resulted in an unrealized gain of $440,000 in 1996. The Company does not hold or issue financial instruments for trading purposes.

         As a result of the above, income before provision for income taxes, increased from $11.5 million, for the year ended December 3, 1995, to $19.5 million, for the year ended December 1, 1996. As a percentage of net sales, income before provision for income taxes, increased from 20.0%, for the year ended December 3, 1995, to 20.7%, for the year ended December 1, 1996.

         For the year ended December 1, 1996, the Company recorded a tax provision of $6.0 million on a pre-tax income of $19.5 million for an effective rate of 31% compared to 26% in the year ended December 3, 1995. The higher tax rate in the current year is due to the increase in pre-tax income generated in countries with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth and ongoing capital expenditures for facilities and equipment improvement. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of common stock. In October, 1996, the Company completed a secondary offering pursuant to which the Company issued and sold 5,287,125 shares of its Common Stock and received net proceeds of approximately $98.3 million. The Company used the net proceeds of this offering to reduce debt, and to expand its manufacturing infrastructure primarily through acquisitions and capital expenditures.

         The Company's cash on hand as, of November 30, 1997, was $73.4 million. Net cash provided by operating activities was $31.7 million, for the year ended November 30, 1997, and the cash used in investing activities totaled $189.3 million. The investing activities primarily included the Bruckner and Power Lighting Products acquisitions, which together totaled approximately $25.0 million and the SLI acquisition in connection with which the Company paid approximately $161.5 million in cash. Net cash provided by financing activities aggregated $121.9 million, which included $132.4 million in net borrowings under the Company's credit facilities and repurchases of common stock totaling $8.7 million.

         In connection with the SLI acquisition (Reference Note 1 in the Notes to the Company's Consolidated Financial statements) on September 8, 1997, the Company entered into a new bank financing agreement. The agreement provides for a $250 million, secured, revolving credit facility, which includes (i) a $50.0 million foreign currency facility; and (ii) a $15 million letter of credit facility. These credit facilities mature in August, 2002.

         On September 8, 1997, the Company used $40.0 million of internal cash on hand and drew approximately $121.5 million under the revolving credit facility to finance the acquisition of SLI. Additionally, the Company drew $61.9 million to refinance indebtedness of the Company and its English and German subsidiaries and to pay certain expenses incurred in connection with the SLI acquisition.

         As of November 30, 1997, the Company had available borrowings of approximately $66.6 million under the bank financing agreement. The face amount of letters of credit issued under the bank financing agreement totaled approximately $3.4 million.

         The Company conducts business in countries outside of the United States which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange contracts to hedge this risk according to its outlook on future exchange rates; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on the Company's business.

         The Company believes that cash from operations and borrowings available under the Company's credit facility will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future.

SEASONALITY

         In view of the acquisition of SLI, it is expected that the Company's operations will experience certain seasonal patterns. Generally, SLI's sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increase holiday light usage.

IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year

2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $500,000 and is being funded through operating cash flows. The project cost associated with new software acquired at the time of the SLI and Power Lighting Products acquisitions does not impact the Company's Year 2000 project cost estimate. The remaining costs attributable to these new software purchases are estimated to total approximately $2 million.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertanties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is found immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Reference is made to the Company's definitive proxy statement for the 1998 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference. Reference is also made to Item 4A in Part I of this Report with respect to the executive officers of Registrant.

ITEM 11. EXECUTIVE COMPENSATION.

         Reference is made to the Company's definitive proxy statement for the 1998 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the Company's definitive proxy statement for the 1998 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the Company's definitive proxy statement for the 1998 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         1.       Financial Statements filed as part of this Report:

              (a) Chicago Miniature Lamp, Inc. and subsidiaries

                  Report of Independent Auditors-Ernst &Young LLP

                  Consolidated Balance Sheets of Registrant dated November 30, 1997 and December 1, 1996

                  Consolidated Statements of Income of Registrant for the fiscal years ended November 30, 1997, December 1, 1996 and December 3, 1995

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended November 30 1997, December 1, 1996 and December 3, 1995

                  Consolidated Statements of Cash Flows of Registrant for the fiscal years ended November 30, 1997, December 1,1996 and December 3, 1995

                  Notes to Consolidated Financial Statements of Registrant

              (b) CML Canada, Inc.

                  Report of Hards Pearson

                  Balance Sheets of CML Canada dated November 30, 1997 and December 1, 1996

                  Statements of Income for years ended November 30, 1997 and December 1, 1996

                  Statements of Retained Earnings for years ended November 30, 1997 and December 1, 1996

                  Statements of Cash Flow for the years ended November 30, 1997 and December 1, 1996

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

         10.25 Copy of Contract for Purchase and Sale of Stock of Alba Lamps, Inc. by and between Werner A. Arnold and the Company dated May 15, 1996 (f)

         10.26 Copy of Contract for Purchase and Sale of Stock of Alba-Malaysia by and between Werner A. Arnold and the Company dated May 15, 1996 (f)

         10.27 Copy of Employment Agreement with Werner A. Arnold dated May 30, 1996 (f)

         10.28 Copy of Contract for Purchase and Sale of Stock of Valmont Electric, Inc. by and between the Company and Schott Enterprises, Inc. (i)

         10.29 Copy of Joint Venture Agreement between Schott Corporation, Chicago Miniature Lamp, Inc., CML Fiberoptics, Inc., Electro Fiberoptics Corp. and Schott CML Fiberoptics LLC, dated January 28, 1997(j)

         10.30 Copy of Stock Purchase Agreement between the Company and Sylvania Lighting International, B.V. (k)

         21.0     List of subsidiaries*

         23.1 (a) Consent of Ernst & Young LLP*
              (b) Consent of Hards Pearson*

         27.0     Financial Data Schedule (for SEC use only)

--------------------
* Filed herewith

(a) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-90416
(b) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended June 2, 1996, File No. 0-25848
(c) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended December 3, 1995, File No. 0-25848
(d) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended March 3, 1996, File No. 0-25848
(e) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 22, 1995, File No. 0-25848
(f) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated June 14, 1996, File No. 0-25848
(g) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848
(h) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 333-11041
(i) Incorporated by reference to the Exhibit included in the Company's Form 8-K dated January 30, 1997, File No. 0-25848
(j) Incorporated by reference to the Exhibit included in the Company's Form 10-K dated December 1, 1996, File No. 0-25848
(k) Incorporated by reference to the Exhibit included in the Company's Form 8-K dated September 10, 1997 File No. 0-25848

       (b) Reports on Form 8-K.

       Report on Form 8-K, dated September 10, 1997, reporting the Registrant's acquisition of all of the outstanding shares of capital stock of Sylvania Lighting, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 1998    CHICAGO MINIATURE LAMP, INC.

                        By: /s/ Frank M. Ward
                            ----------------------------------------------------
                            Frank M. Ward, Chief Executive and Financial Officer


                        By: /s/ Richard F. Parenti
                            ----------------------------------------------------
                            Richard F. Parenti, Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frank M. Ward                   Director                   March 9, 1998
------------------------------
Frank M. Ward

/s/ Werner Arnold                   Director                   March 9, 1998
------------------------------
Werner Arnold

/s/ Donald S. Dewsnap               Director                   March 9, 1998
------------------------------
Donald S. Dewsnap

/s/ Richard Ingram                  Director                   March 9, 1998
------------------------------
Richard Ingram

/s/ Norman Scoular                  Director                   March 9, 1998
------------------------------
Norman Scoular

                                    Director                   March __, 1998
------------------------------
Fred Howard

                        INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number                            Description
21.1              List of Subsidiaries

23.1              Consent of Ernst & Young LLP

23.2              Consent of Hards Pearson

27.0              Financial Data Schedule (for SEC use only)

                  Chicago Miniature Lamp, Inc. and Subsidiaries

                        Consolidated Financial Statements


                         Years ended November 30, 1997,
                     December 1, 1996, and December 3, 1995




                                    CONTENTS

Report of Independent Auditors................................................1

Consolidated Financial Statements

Consolidated Balance Sheets...................................................2
Consolidated Statements of Income.............................................4
Consolidated Statements of Stockholders' Equity ..............................5
Consolidated Statements of Cash Flows.........................................6
Notes to Consolidated Financial Statements....................................7

                         Report of Independent Auditors

The Board of Directors and Shareholders
Chicago Miniature Lamp, Inc.

We have audited the accompanying consolidated balance sheets of Chicago Miniature Lamp, Inc. and subsidiaries as of November 30, 1997 and December 1, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended November 30, 1997, December 1, 1996, and December 3, 1995. Our audits also included the financial statement schedule for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chicago Miniature Lamp (Canada), Inc., a wholly owned subsidiary, which statements reflect total assets of $10,469,000 and $9,887,000 as of November 30, 1997 and December 1, 1996, respectively, and total revenues of $14,605,000 and $13,031,000 for the years ended November 30, 1997 and December 1, 1996 and $7,064,000 for the period from March 30, 1995 (date of acquisition) to December 3, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Chicago Miniature Lamp (Canada), Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Miniature Lamp, Inc. and subsidiaries at November 30, 1997 and December 1, 1996, and the consolidated results of their operations and their cash flows for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Chicago, Illinois
January 9, 1998,
except for the 1998 stock split as described in Note 2, as to which the date is, February 11, 1998

                  Chicago Miniature Lamp, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                    NOVEMBER 30      DECEMBER 1
                                                       1997             1996
                                                    ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                          $ 73,416         $109,027
   Accounts receivable, less allowances for
     doubtful accounts of
     $7,889 in 1997 and $524 in 1996                   140,380           18,532
   Receivable from stockholder                               -              594
   Inventories                                         124,086           16,186
   Prepaid expenses and other                           12,120            1,496
                                                     --------------------------
Total current assets                                   350,002          145,835


Property, plant, and equipment, net                    269,650           52,151

Other assets:
   Goodwill, net of accumulated amortization             7,651            6,931
   Other intangible assets, net of
     accumulated amortization                           12,039            7,030
   Other                                                12,319               55













                                                      -------------------------
Total assets                                          $651,661         $212,002
                                                      =========================

The accompanying notes are an integral part of these financial statements.

                                                                   NOVEMBER 30           DECEMBER 1
                                                                       1997                 1996
                                                                   ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                          $  5,432              $ 21,560
   Current portion of long-term debt                                    9,389                 3,614
   Accounts payable                                                   102,104                 6,404
   Accrued expenses                                                   107,616                12,907
   Income taxes payable                                                 7,855                 3,042
                                                                    -------------------------------
Total current liabilities                                             232,396                47,527

Long-term debt, less current portion                                  185,434                 5,607

Other liabilities:
   Deferred income taxes                                                5,532                 6,116
   Other long-term liabilities                                         62,037                 1,542
                                                                    -------------------------------
Total other liabilities                                                67,569                 7,658

Minority interests                                                        211                    46
Commitments                                                                --                    --

Stockholders' equity:
   Preferred stock, $.01 par value - Authorized
     - 5,000,000 shares, none issued and outstanding                       --                    --
   Common stock, $.01 par value - Authorized
     - 100,000,000 shares
     - Issued - 29,301,979 and
     29,185,873 shares in 1997 and
     1996, respectively                                                   293                   292
   Additional paid-in capital                                         126,835               126,005
   Retained earnings                                                   45,218                24,277
   Foreign currency translation adjustment                              2,377                   590
   Less:  Treasury stock at cost, 643,345 shares in 1997               (8,672)                   --
                                                                    -------------------------------
Total stockholders' equity                                            166,051               151,164
                                                                    -------------------------------
Total liabilities and stockholders' equity                           $651,661              $212,002
                                                                    ===============================

The accompanying notes are an integral part of these financial statements.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (Dollars in Thousands, Except Per Share Amounts)


                                                                        YEAR ENDED
                                                     ------------------------------------------------------
                                                     NOVEMBER 30          DECEMBER 1           DECEMBER 3
                                                          1997               1996                 1995
                                                     ------------------------------------------------------

Net sales                                            $   329,959          $    94,171          $    57,402
Cost of products sold                                    231,933               61,147               36,726
                                                    ------------------------------------------------------
Gross margin                                              98,026               33,024               20,676

Selling, general. and administrative
 expenses                                                 65,549               14,552                8,462
Restructuring costs                                        5,115                   --                   --
                                                    ------------------------------------------------------
Operating income                                          27,362               18,472               12,214

Other (income) expenses:
   Interest expense, net                                   1,156                  301                  803
   Other, net                                             (2,326)              (1,294)                 (47)
                                                    ------------------------------------------------------
Income before income taxes                                28,532               19,465               11,458
Income taxes                                               7,591                6,029                2,993
Net income                                           $    20,941          $    13,436          $     8,465
                                                    ======================================================
Net income per common share, as adjusted for
 1998 stock split described in Note 2                $       .73          $       .55          $       .41
                                                    ======================================================

Weighted-average shares outstanding, as
 adjusted for 1998 stock split described in
 Note 2                                               28,760,505           24,357,099           20,880,169
                                                    ======================================================

The accompanying notes are an integral part of these financial statements.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                             (Dollars in Thousands)


                                             COMMON STOCK
                                     -----------------------------
                                                                                                 FOREIGN
                                                                   ADDITIONAL                    CURRENCY
                                       NUMBER OF                 PAID-IN CAPITAL   RETAINED    TRANSLATION     TREASURY
                                         SHARES      PAR VALUE                     EARNINGS     ADJUSTMENT      STOCK
                                     --------------------------------------------------------------------------------------

Balance at November 28, 1994            18,743,625       $187     $       110      $  2,376    $       -     $        -
Net income                                       -          -               -         8,465            -              -
Issuance of common stock:
   Initial public offering,
     including over allotment,
     net of offering costs               4,792,500         48          23,636             -            -              -
   Other stock issuance                     21,229          1              59             -            -              -
Translation adjustment (net of
   deferred taxes of $24)                        -          -               -             -           39              -
                                     --------------------------------------------------------------------------------------
Balance at December 3, 1995             23,557,354        236          23,805        10,841           39              -
   Net income                                    -          -               -        13,436            -              -
Issuance of common stock:
   Public offering, including over
     allotment, net of offering          5,287,125         53          98,291             -            -              -
     costs
   Alba acquisition                        225,000          2           3,248             -            -              -
   Exercise of stock options               116,394          1             661             -            -              -
Translation adjustment (net of
   deferred taxes of $180)                       -          -               -             -          551              -
                                     --------------------------------------------------------------------------------------
Balance at December 1, 1996             29,185,873        292         126,005        24,277          590              -
Net income                                       -          -               -        20,941            -              -
Issuance of common stock:
   Additional offering costs                     -          -            (212)            -            -              -
   A&S acquisition                           4,500          -             100             -            -              -
   Exercise of stock options               111,606          1             942             -            -              -
Repurchase shares for treasury
   (643,345 shares)                              -          -               -             -            -         (8,672)
Translation adjustment (net of
   deferred taxes of $771)                       -          -               -             -        1,787              -
                                     ======================================================================================
Balance at November 30, 1997            29,301,979       $293        $126,835       $45,218       $2,377        $(8,672)
                                     ======================================================================================

The accompanying notes are an integral part of these financial statements.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)



                                                                         YEAR ENDED
                                                        --------------------------------------------------
                                                        NOVEMBER 30       DECEMBER 1        DECEMBER 3
                                                            1997             1996              1995
                                                        --------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $  20,941          $ 13,436         $  8,465
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            7,252             3,165            1,901
     Deferred income taxes                                   (3,094)              907              155
     Stock issued to employees                                    -                 -               60
     Minority interest in income of joint venture               162                 -                -
     Loss on disposal of property, plant, and
       equipment                                                876                 -                -
     Changes in operating assets and liabilities:
       Accounts receivable                                  (15,597)           (5,110)          (1,728)
       Inventories                                              695            (4,873)            (623)
       Prepaid expenses and other                              (182)             (440)            (272)
       Accounts payable                                      21,051            (3,478)             (95)
       Accrued expenses                                      (4,669)            1,452             (579)
       Income taxes payable                                  (1,825)             (652)           2,092
       Stockholder payable/receivable                           594              (594)          (1,079)
       Other long-term liabilities                            5,455            (3,402)            (155)
       Other                                                      -               (18)             (54)
                                                        --------------------------------------------------
Net cash provided by operating activities                    31,659               393            8,088

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                 (23,992)           (8,921)          (2,465)
Acquisitions, net of cash acquired                         (165,325)          (10,293)         (10,308)
Maturities (purchases) of held-to-maturity
   investments                                                    -             2,102           (2,102)
                                                        --------------------------------------------------
Net cash used for investing activities                     (189,317)          (17,112)         (14,875)

FINANCING ACTIVITIES
Net borrowings (repayments) of line of credit                (4,541)            1,804           (7,055)
Proceeds from borrowings                                    189,105            24,442            9,046
Payments of long-term debt                                  (52,128)           (3,214)         (19,441)
Payment of deferred financing costs                          (2,616)             (297)               -
Proceeds from issuance of common stock - Net of
   offering costs                                                 -            98,344           23,684
Repurchase of shares for treasury                            (8,672)                -                -
Exercise of stock options                                       943               662                -
Other                                                          (212)                -                -
                                                        --------------------------------------------------
Net cash provided by financing activities                   121,879           121,741            6,234
Effect of exchange rate changes on cash                         168                 -                -
                                                        ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (35,611)          105,022             (553)
Cash and cash equivalents, beginning of year                109,027             4,005            4,558
                                                        ===================================================
Cash and cash equivalents, end of year                    $  73,416          $109,027         $  4,005
                                                        ===================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
   Interest                                               $   2,097          $    936         $  1,155
                                                        ===================================================
   Income taxes                                           $   7,447          $  3,802         $    629
                                                        ===================================================

The accompanying notes are an integral part of these financial statements.

                  Chicago Miniature Lamp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. ORGANIZATION AND ACQUISITIONS

Chicago Miniature Lamp, Inc. (an Oklahoma corporation) and subsidiaries (collectively, the Company) designs, manufactures and sells lighting systems which are comprised of lamps, fixtures and ballasts. The Company offers a complete range of lamps (incandescent, flourescent, compact flourescent, high intensity discharge, halogen, miniature incandescent, neon, LED's, and special lamps), a near complete range of fixtures, and fiber optic lighting systems. The Company serves a diverse international customer base and markets, has major plants in 13 countries and operates throughout the world.

In March 1995, the Company initiated operations at IDI Internacional, S.A. located in Costa Rica. Operations at this facility include the manufacture of value-added lighting assemblies.

On March 30, 1995, the Company acquired all of the capital stock of Chicago Miniature Lamp (Canada) Inc. (CML Canada; formerly named Plastomer, Inc.), a Canadian company, for $5.0 million Canadian in cash. The foreign currency exchange rate as of March 30, 1995, was 0.713 U.S. dollars to one Canadian dollar. CML Canada manufactures injection molded components for the automotive industry.

In August 1995, the Company acquired all of the capital stock of Fredon Development Industries, Inc. (Fredon) for $2,245,000 in cash.

On November 10, 1995, the Company, through its wholly owned subsidiary Badalex Limited (Badalex), acquired substantially all of the assets of STT Badalex Limited, STI Lighting Limited, PRT Shipping Limited, and STT Holdings Limited, all companies formed under the laws of England for approximately $4.2 million in cash. The Company also assumed liabilities of up to $4.8 million. At the end of 1995, the purchase allocation was preliminary. In 1996, adjustments were made to goodwill in the amount of $2.8 million. Badalex designs and manufactures lamp machinery.

On December 1, 1995, the Company acquired all of the outstanding stock of Electro Fiberoptics, Inc. for $1.6 million in cash. This acquisition was made through the Company's wholly owned subsidiary, CML Fiberoptics, Inc. (Fiberoptics). In January 1997, the Company entered into a joint venture agreement with Schott Corporation forming Schott CML Fiberoptics L.L.C. In connection with the joint venture agreement, the Company contributed substantially all the assets of Fiberoptics and approximately $300,000 cash in exchange for 51% of the units of the joint venture.

In December 1995, the Company through Badalex acquired certain assets of Phoenix Lighting (UK) Limited for approximately $2,400,000 in cash.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

1.  ORGANIZATION AND ACQUISITIONS (CONTINUED)

Effective May 1, 1996, the Company acquired all the outstanding equity of W. Albrecht GmbH U.Co. KG (Germany) and Alba Lamps, Inc. (USA) and certain equity interests in their affiliates (collectively Alba) for approximately $8.5 million in cash, 225,000 shares of common stock of the Company, and the assumption of approximately $4.9 million of bank debt (total consideration of approximately $16,650,000). Alba is a manufacturer and supplier of miniature lamps, value-added assemblies and instrument backed lighting systems.

In January 1997, the Company through Alba, acquired all the capital stock of Gustav Bruckner GmbH (Bruckner) for DM 400,000 and the assumption of approximately DM 2.4 million in bank debt (total consideration of approximately $1,652,000).

On January 30, 1997, the Company acquired all the outstanding capital stock of Valmont Electric, Inc. for approximately $22.3 million in cash and changed the entity name to Power Lighting Products, Inc. (PLP). PLP is a manufacturer of magnetic and electronic ballasts.

Effective September 1, 1997, the Company acquired all the outstanding capital stock of Sylvania Lighting International, B.V. and its subsidiaries (SLI) for $161.5 million in cash financed with the Company's cash and a new credit facility (Note 4). SLI is an integrated designer, manufacturer, and seller of lighting systems. SLI has a total of 13 manufacturing facilities in Europe, Latin America, and Australia and sells to customers throughout the world.

In September 1997, the Company, through Alba, acquired an additional 38% of A&S Electric s.r.o., Czech Republic for DM 150,000 and 4,500 shares of common stock of the Company (total consideration of approximately $185,000).

On November 24, 1997, the Company acquired certain assets of Solium, Inc. for $2,500,000 in cash.

For financial reporting purposes, each acquisition was accounted for as a purchase, and the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value existing at the date of acquisition. The excess of purchase price over fair market value of net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. The PLP and SLI allocations are based on preliminary information and are subject to adjustment.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

1.  ORGANIZATION AND ACQUISITIONS (CONTINUED)

Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis, assuming the companies had been consolidated since December 4, 1995:

                                                            YEAR ENDED
                                                   NOVEMBER 30      DECEMBER 1
                                                       1997            1996
                                                   ---------------------------

         Net sales                                 $755,364         $808,372
         Net income                                  22,264           17,071
         Net income per share, as adjusted for
          1998 stock split, as described in
          Note 2                                        .77              .70

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made as of December 4, 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The minority interests represent the separate ownership of A&S Electric s.r.o., Czech Republic (A&S) (40% in 1996 and up to September 1997, 2% thereafter), Alba Technology (M) Sdn. Bdn., Malaysia (30% in 1996 and 1997), and Schott CML Fiberoptics L.L.C. (49% in 1997).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FISCAL YEAR

In January 1998, the Company changed its financial reporting year-end to the Sunday nearest to December 31 of each year. Previously, the fiscal year ended the Sunday nearest December 1.

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

INVENTORIES

Inventories are stated at the lower cost, determined by the first in, first out
(FIFO) method, or market. Inventories consist of the following (dollars in thousands):

                                              NOVEMBER 30       DECEMBER 1
                                                  1997             1996
                                            ---------------------------------

         Raw materials                         $ 28,262          $ 7,240
         Work in process                         14,693            5,916
         Finished goods                          81,131            3,030
                                            =================================
                                               $124,086          $16,186
                                            =================================

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

                  Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired related to the business acquisitions described in Note 1. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization is approximately $593,000 and $377,000 at November 30, 1997 and December 1, 1996, respectively. Amortization expense was approximately $216,000, $200,000, and $53,000, for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, respectively. The Company periodically assesses whether a change in circumstances has occurred subsequent to an acquisition which would indicate whether the future useful life of an asset should be revised. The Company considers the future earnings potential of the acquired business in assessing the recoverability of goodwill.

OTHER INTANGIBLE ASSETS

Other intangible assets include the fair value of engineering technology, patents, noncompete, and other agreements related to the business acquisitions described in Note 1. The intangibles are being amortized using the straight-line method over their respective useful lives or contract periods, which range from 3 to 25 years. Accumulated amortization is approximately $2,290,000 and $1,810,000 at November 30, 1997 and December 1, 1996, respectively. Amortization expense was approximately $480,000, $392,000, and $380,000 for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, respectively.

WARRANTY COSTS

PLP provides a limited warranty on all of its products. The warranty period is two years from the date of manufacture for magnetic ballasts and five years (three years prior to June 1994) from the date of manufacture for electronic ballasts. Under the terms of the warranty policy, PLP will replace any ballast that fails during the warranty period. Provision for the estimated warranty costs is made in the period in which such costs become probable. As a result of the change in the length of the warranty period in 1994 and changes in the product design, PLP has limited history for electronic ballasts from which warranty costs may be estimated. It is therefore reasonably possible that actual warranty costs may differ from the amount accrued in the accompanying balance sheet.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TREASURY STOCK

In February 1997, the board of directors authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At November 30, 1997, a total of 643,345 shares have been repurchased.

FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest and foreign exchange rates. Financial instruments are not used for trading purposes.

The Company and its subsidiaries utilize forward foreign currency exchange contracts to minimize the impact of currency movements, principally on anticipated intercompany inventory purchases and loans denominated in currencies other than their functional currencies.

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of shipment.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred and totaled $1,926,000 in 1997. The costs incurred in 1996 and 1995 were not material.

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

STOCK SPLITS AND RECAPITALIZATION

The Company effected a 99-for-1 recapitalization on December 1, 1994, and a stock split effected in the form of a dividend of 0.716-for-1 in February 1995. On August 5, 1996, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend was paid on August 27, 1996, to shareholders of record August 16, 1996.

On February 11, 1998, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend is to be paid on March 6, 1998 to shareholders of record February 23, 1998.

All share and per share data have been adjusted to reflect these stock splits and recapitalization as of the earliest period presented.

STOCK-BASED COMPENSATION

Stock-based compensation awards are accounted for under APB Opinion No. 25 Accounting for Stock Issued to Employees. In October 1995, Statement of Financial Accounting Standards No. 123 (FASB No. 123), Accounting for Stock-Based Compensation was issued. FASB No. 123 establishes an alternative method of accounting for stock-based employee compensation plans (Note 10).

                  Chicago Miniature Lamp, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE

Pursuant to certain Securities and Exchange Commission requirements, earnings per common share have been computed giving retroactive effect to the stock dividends and recapitalization described above.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share, but included in the computation of diluted earnings per share. The Company has historically excluded the dilutive effect of common stock equivalents in the calculation of primary and fully diluted earnings per share as the effect has been less than 3%. As such, basic earnings per share under the new standard will remain unchanged from primary earnings per share. The impact on diluted earnings per share for the year ended November 30, 1997 is not expected to be material.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirements retroactively in 1998. Management has not completed its evaluation of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

3.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                                  NOVEMBER 30     DECEMBER 1
                                                      1997           1996
                                                -------------------------------
                                                   (Dollars in Thousands)

Land                                                $  8,051        $ 2,857
Buildings and improvements                            66,726         13,114
Machinery and equipment                              189,748         35,074
Molds                                                 10,662          5,999
Furniture and fixtures                                 6,493            747
                                                -------------------------------
                                                     281,680         57,791
Less:  Accumulated depreciation                       12,030          5,640
                                                ===============================
                                                    $269,650        $52,151
                                                ===============================

4.  DEBT

Debt consists of the following:

                                                      NOVEMBER 30   DECEMBER 1
                                                        1997           1996
                                                     ----------------------------
                                                       (Dollars in Thousands)

Operating revolving credit loan,
  due October 30, 1998,
  unless extended, interest
  payable monthly at LIBOR plus 2.25%,
  repaid in 1997                                      $      -        $ 3,636
Short-term notes denominated in
  Japanese yen due August and
  November 1997                                              -         21,560
Acquisition and other revolving
  credit loans, due August 31,
  2002, variable interest payable quarterly            183,375              -
Note payable to bank, due in full in
  1998, interest payable
  monthly at LIBOR plus 1.5%                             8,418              -
Acquisition loan, due October 30, 1998,
  unless extended, interest
  payable at LIBOR plus 2.25%, repaid in 1997                -          1,893

Other loans, due in monthly installments
  plus interest at rates
  of 4.8% to 8.0%                                        8,462          2,786
Lines of credit with interest payable
  monthly at average rate of
  7.5%, repaid in 1997                                       -            906
                                                   -----------------------------
                                                       200,255         30,781
Less:  Current portion                                  14,821         25,174
                                                   =============================
                                                      $185,434        $ 5,607
                                                   =============================

                  Chicago Miniature Lamp, Inc. and Subsidiaries

4.  DEBT (CONTINUED)

On September 8, 1997, the Company entered into a $250,000,000 credit agreement that provides for acquisition loans, a maximum of $15,000,000 under letters of credit and bankers' acceptances, revolving loans, and a maximum of $10,000,000 in swing loans. Borrowings under this agreement, which expires August 31, 2002, totaled $183,375,000 at November 30, 1997. The U.S. dollar loans bear interest at LIBOR (6.03% at November 30, 1997) plus a margin or prime (8.5% at November 30, 1997) plus a margin, payable quarterly. Foreign-denominated loans bear interest at local spot rates. The interest rate margin (1.5% for LIBOR loans and
 .5% for prime loans at November 30, 1997) fluctuates based on the Company's leverage ratio. The agreement provides for a quarterly commitment fee (.25% to
 .375%), based on the Company's leverage ratio. Mandatory prepayments are required upon the occurrence of certain events, as defined in the agreement.

The credit agreement is secured by substantially all the Company's assets and requires the Company to comply with a number of affirmative and negative covenants. Among other things, the credit agreement requires the Company to satisfy certain financial tests and ratios and restricts the payment of cash dividends.

At November 30, 1997, long-term debt includes $18,977,000 denominated in Deutsche Marks and $3,311,000 denominated in Belgian Francs under the credit agreement. The Deutsche Mark loan bears interest at 5.35% per annum and the Belgian Franc loan bears interest at 5.40% per annum. The amounts outstanding at November 30, 1997, have been adjusted based on the exchange rate at that date and an unrealized gain of $401,000 has been recorded.

Interest expense was $5,238,000, $936,000, and $1,155,000 for the years ended November 30, 1997, December 1, 1996 and December 3, 1995, respectively.

As of November 30, 1997, annual debt principal payments required were as follows (dollars in thousands):

         1998                                                  $ 14,821
         1999                                                     1,000
         2000                                                       191
         2001                                                       191
         2002                                                   183,566
         Thereafter                                                 486
                                                               --------
                                                               $200,255
                                                               ========

                  Chicago Miniature Lamp, Inc. and Subsidiaries

5.  INCOME TAXES

The following is a summary of income before income taxes (dollars in thousands):

                                                YEAR ENDED
                           NOVEMBER 30          DECEMBER 1           DECEMBER 3
                              1997                 1996                 1995
                           -----------------------------------------------------

Domestic operations            $14,005            $ 9,280             $ 8,289
Foreign operations              14,527             10,185               3,169
                           =====================================================
                               $28,532            $19,465             $11,458
                           =====================================================

The following is a summary of the provision for income taxes (dollars in thousands):

                                               YEAR ENDED
                           NOVEMBER 30         DECEMBER 1           DECEMBER 3
                              1997                1996                1995
                           -----------------------------------------------------
Federal:
   Current                    $7,729             $3,082              $2,278
   Deferred                   (3,002)               632                  77
                           -----------------------------------------------------
                               4,727              3,714               2,355
State:
   Current                     1,005                425                 408
   Deferred                     (413)               (49)                (26)
                           -----------------------------------------------------
                                 592                376                 382
Foreign:
   Current                     1,951              1,615                 152
   Deferred                      321                324                 104
                           -----------------------------------------------------
                               2,272              1,939                 256
                           =====================================================
                              $7,591             $6,029              $2,993
                           =====================================================

The Company's manufacturing facility in Costa Rica is operated under a tax holiday, which expires in 2005. The impact of this tax holiday was an increase to net income of $1,393,000 or $.05 per share for the year ended November 30, 1997, $1,309,000 or $.05 per share for the year ended December 1, 1996, and $742,000 or $.04 per share for the year ended December 3, 1995.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

5.  INCOME TAXES (CONTINUED)

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows (dollars in thousands):

                                                                     YEAR ENDED
                                                    NOVEMBER 30       DECEMBER 1        DECEMBER 3
                                                       1997              1996              1995
                                                    -----------------------------------------------
 Computed federal tax provision at
   statutory rates                                    $9,986            $6,618           $3,896
 Increase (decrease) in taxes resulting from:
     Amortization of goodwill                             86                35               24
     Nonstatutory stock options                         (185)                -                -
     State income taxes, net of federal benefit          396               205              252
     Effect of different income taxes of other
       countries                                        (573)           (1,484)            (841)
     Utilization of net operating loss
       carryforwards                                  (2,211)                -                -
     Other                                                92               655             (338)
                                                    ===============================================
                                                      $7,591            $6,029           $2,993
                                                    ===============================================

The significant items comprising deferred tax liabilities are as follows (dollars in thousands):

                                                           NOVEMBER 30      DECEMBER 1
                                                               1997           1996
                                                           -----------------------------

Assets:
   Net operating loss carryforwards                           $46,065       $     -
   Reserves                                                     5,181           217
   Other                                                          416           322
                                                           -----------------------------
  Total assets                                                 51,662           539

 Liabilities:
   Differences between book and tax
      bases of depreciable assets                              (9,984)       (5,873)
   Other                                                       (2,383)         (782)
                                                           -----------------------------
 Total liabilities                                            (12,367)       (6,655)
                                                           -----------------------------
                                                               39,295        (6,116)
 Less:  Valuation allowance for net operating loss
   carryforwards                                              (44,827)            -
                                                           =============================
 Net deferred tax liabilities                                 $(5,532)      $(6,116)
                                                           =============================

SLI had net operating loss (NOL) carryforwards for tax purposes of approximately $144,806,000 at September 1, 1997. The valuation allowance originated

                  Chicago Miniature Lamp, Inc. and Subsidiaries

5.  INCOME TAXES (CONTINUED)

in 1997 upon the acquisition of SLI (see Note 1) and has been reduced through the utilization of NOL carryforwards of $2,211,000. SLI has NOL carryforwards for tax purposes of approximately $135,977,000 at November 30, 1997, of which approximately $37,900,000 expire through 2007 and $98,077,000 do not expire. Approximately 25% of these NOL carryforwards relate to operations in France (which expire through 2002), approximately 25% relate to operations in Belgium (which do not expire) and the remaining NOL carryforwards relate to operations in various other tax jurisdictions outside the United States.

Bruckner had NOL carryforwards for tax purposes of approximately $1,906,000 at January 7, 1997 (see Note 1). Bruckner has NOL carryforwards for tax purposes of approximately $2,295,000 at November 30, 1997, which do not expire.

6.  ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

                                             NOVEMBER 30         DECEMBER 1
                                                1997                1996
                                             --------------------------------

         Payroll and related expenses          $ 27,596            $   319
         Warranty and customer rebates           27,036                  -
         Restructuring expenses                  17,147                  -
         Value-added taxes payable                7,249                  -
         Other                                   28,588             12,588
                                             --------------------------------
                                               $107,616            $12,907
                                             ================================

7.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                             NOVEMBER 30         DECEMBER 1
                                                1997                1996
                                             --------------------------------

         Pension                                $18,240             $    -
         Restructuring expenses                  18,831                  -
         Other                                   24,966              1,542
                                             ================================
                                                $62,037             $1,542
                                             ================================

                  Chicago Miniature Lamp, Inc. and Subsidiaries

8.  RESTRUCTURING

In fiscal 1997, the Company approved a restructuring plan which resulted in a charge of approximately $5.1 million. This restructuring plan was put into effect to consolidate certain operations, reduce operating cost structure and improve future operating results. The provision relates to the consolidation of certain North American and European operations and includes costs associated with the excess of net book value over estimated recoverable value for certain assets, severance payments, and the probable closure or transfer of certain assets.

Additionally, the Company approved a restructuring plan as part of the SLI purchase in fiscal 1997. The purchase liabilities recorded included approximately $16.8 million for severance and related costs and $8.2 million for costs associated with the shutdown and consolidation of certain acquired facilities. At November 30, 1997, liabilities for approximately $16.2 million in severance costs and $8.2 million for facility-related costs remained on the balance sheet. The Company expects to substantially complete its termination of employees and consolidation of facilities by the end of fiscal 1999.

9.  COMMITMENTS

LEASES

The Company leases certain facilities and equipment under operating lease and sublease agreements that expire at various dates from the current year to 2010. As of November 30, 1997, the aggregate minimum future commitments under operating leases are as follows (dollars in thousands):

         1998                                         $ 5,277
         1999                                           4,292
         2000                                           3,020
         2001                                           2,317
         2002                                           1,813
         Thereafter                                     4,977
                                                     =========
                                                      $21,696
                                                     =========

Rent expense for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, was $2,846,000, $948,000 and $593,000, respectively.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

10.  STOCK OPTION PLAN

In January 1995, the Company's Board of Directors approved a stock option plan for up to 675,000 shares (amended to 3,000,000 shares on July 2, 1997) of common stock. The plan provides for the granting of both incentive stock options (as defined in section 422 of the Internal Revenue Code) and nonqualified stock options. Options may be granted under the plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of 10 years from the date of grant.

In September 1997, the Board of Directors approved the Special 1997 Stock Option Plan for up to 3,000,000 shares of common stock. The plan provides for the granting of incentive stock options to employees outside the U.S. and Canada and certain other persons. The Board of Directors may determine the terms and prices of each grant, except that no option may be exercisable after the expiration of 10 years from the date of grant. The Board granted options for 2,026,500 shares under this plan in September 1997.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for the use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 3, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended November 30, 1997 and December 1, 1996, respectively: risk-free interest rates of 6.1% and 6.5%; no dividend yield; and a weighted-average expected life of the option of 7 years. The volatility factor was assumed to be 0.3.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

10.  STOCK OPTION PLAN (CONTINUED)

The Black-Scholes option valuation model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 3, 1995, its pro forma impact will not be fully reflected until 2000. The Company's pro forma net income and pro forma net income per share on a historical basis would be $18,248 and $.63 and $13,039 and $.54 and $8,174 and $.39 for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, respectively.

The table below summarized option activity through November 30, 1997:

                                                                                WEIGHTED-
                                                               RANGE OF          AVERAGE
                                                NUMBER OF      EXERCISE         EXERCISE
                                                 OPTIONS        PRICES            PRICE
                                                ----------------------------------------------

Outstanding at November 27, 1994                        -                 -           -
Options granted during 1995                       517,500    $  5.555-7.889    $  6.471
                                                ----------

Outstanding at December 3, 1995                   517,500       5.555-7.889       6.471
Options granted during 1996                       339,750      9.111-15.554      13.257
Options exercised during 1996                    (116,391)      5.555-7.167       6.440
Options canceled during 1996                     (198,752)      5.555-9.111       7.568
                                                ----------

Outstanding at December 1, 1996                   542,107      5.555-15.554      10.328
Options granted during 1997                     3,086,700     12.917-18.667      17.810
Options exercised during 1997                    (111,606)     5.555-12.667       8.449
Options canceled during 1997                      (61,425)    12.667-18.667      14.165
                                                ==========
Outstanding at November 30, 1997                3,455,776      5.555-18.667      17.003
                                                ==========

355,765 options were exercisable at November 30, 1997, at a weighted average exercise price of $10.175.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

11.  EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

The Company sponsors separate noncontributory, defined-benefit pension plans (the Plans) covering eligible employees, including employees in foreign countries. The domestic plans cover union employees of Chicago Miniature Lamp, Inc. (formerly Industrial Devices, Inc.) and substantially all employees of Fredon. As a result of the SLI acquisition in 1997, the Company also has plans covering employees in various foreign locations. The principal locations are Germany, the United Kingdom, and Switzerland. Benefits are based on years of service and compensation. The Plans' 1997 and 1996 combined funded status (based on the most recent valuations) and the amounts recognized in the accompanying consolidated balance sheets are as follows (dollars in thousands):

                                                           NOVEMBER 30    DECEMBER 1
                                                              1997           1996
                                                           --------------------------

Actuarial present value of benefit obligations:
   Vested benefits                                           $ 49,099       $1,094
   Nonvested benefits                                           2,143          117
                                                           --------------------------
Accumulated benefit obligation                                 51,242        1,211
 Effect of future salary increases                              5,762           57
                                                           --------------------------
Projected benefit obligation                                   57,004        1,268
Plan assets at fair value, primarily
   common stocks and fixed
   income securities                                           41,879        1,063
                                                           --------------------------
Plan assets less than projected benefit obligation            (15,125)        (205)
Unrecognized transition amount                                     75           80
Unrecognized net (gain) loss                                    1,196          141
Unamortized prior service cost                                     14           16
                                                           ==========================
(Accrued) prepaid pension cost                               $(13,840)      $   32
                                                           ==========================

The components of net periodic pension cost for the significant locations are as follows (dollars in thousands):

                                                              YEAR ENDED
                                                --------------------------------------
                                                NOVEMBER 30    DECEMBER 1   DECEMBER 3
                                                   1997           1996         1995
                                                --------------------------------------

Service cost                                     $  608          $ 44          $ 99
Interest cost on projected benefit obligation
                                                  1,149            81            67
Actual return on plan assets                       (814)          (63)          (71)
Net amortization and deferral                         -            (7)           12
                                                ======================================
Net pension cost                                 $  943          $ 55          $107
                                                ======================================


                  Chicago Miniature Lamp, Inc. and Subsidiaries

The assumptions used for the significant locations were as follows:

                                               1997                1996               1995
                                           ---------------------------------------------------
                                                               (U.S. only)         (U.S. only)
Discount rate used to determine present
   value of the projected benefit
   obligations                             4.5% to 7.5%        6.5% to 7.5%           7.5%
Expected long-term rate of return
   on assets                               5.0% to 8.5%        6.5% to 9.0%           9.0%
Assumed rate of increase in future
   compensation levels                     2.5% to 5.0%            5.0%               5.0%

Alba and Bruckner also maintain defined benefit plans with benefit obligations of approximately $4.4 million and $3.2 million at November 30, 1997 and December 1, 1996, respectively. The pension expense for these plans, consisting primarily of interest cost, for the periods ended November 30, 1997 and December 1, 1996 was $344,000 and $124,000. The Alba plan was suspended in 1996.

DEFINED CONTRIBUTION PLANS

The Company sponsors a number of defined contribution plans. Participation in these plans is available to all U.S. non-union employees and employees in various other countries. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The Company's expense under these plans was approximately $650,000, $38,000, and $41,000 for the years ended November 30, 1997, December 1, 1996 and December 3, 1995, respectively.

12.  CAPITAL STOCK

In December 1996, the Company amended its Articles of Incorporation to increase the authorized shares of common stock to 100,000,000 shares.

At November 30, 1997, 5,772,003 shares of common stock have been reserved for future issuance upon the exercise of stock options.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Interest Rate Risk Management

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month LIBOR. At November 30, 1997, the notional principal amounts of fixed interest rate swap agreements was $40 million having a fixed rate of 5.82%.

In connection with the interest swap agreement, the Company sold an option to the counterparty whereby the counterparty may terminate the swap agreement on January 29, 1999. The fair value of the option at November 30, 1997, was estimated to be approximately $388,000.

Foreign Exchange Risk Management

The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts (forward contracts). Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in income. Gains and losses on forward contracts hedging firm foreign currency commitments are deferred off-balance sheet and included as a component of the related transaction, when recorded; however, a loss is not deferred if deferral would lead to the recognition of a loss in future periods. The aggregate foreign exchange gains recorded in 1997 and 1996 were approximately $1,664,000 and $1,283,000, respectively.

The forward contracts have maturities of one to 12 months. The counterparties to the Company's forward contracts consist of a number of major international financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and management believes they present no significant credit risk to the Company.

At November 30, 1997 and December 1, 1996, the Company had foreign currency forward contracts with notional amounts totaling $28.8 million and $8 million, respectively.

                  Chicago Miniature Lamp, Inc. and Subsidiaries

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accruals are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's domestic long-term borrowings have variable interest rates and carrying value approximates fair value at November 30, 1997. The following table summarizes the estimated fair value of the Company's remaining financial instruments at November 30, 1997 and December 1, 1996 (dollars in thousands):

                                                        1997                          1996
                                              -----------------------------------------------------
                                              CARRYING         FAIR         CARRYING         FAIR
                                               AMOUNT          VALUE         AMOUNT          VALUE
                                              -----------------------------------------------------
ASSETS
Foreign currency forward contracts             $  (657)       $  (681)       $     -        $ 7,801
Short-term Yen-denominated loans                     -              -         21,560         21,560
Long-term foreign denominated loans
                                                22,289         22,289              -              -

14.  SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly financial data for the fiscal years ended November 30, 1997 and December 1, 1996.


                                   FIRST         SECOND         THIRD          FOURTH
                                  QUARTER        QUARTER       QUARTER         QUARTER
                                  ------------------------------------------------------
                                      (In Thousands, Except Per Share Data)
1997
Net sales                         $34,130        $51,861        $45,826       $198,142
Gross margin                       10,043         14,645         13,898         59,440
Net income                          4,985          4,811          3,184          7,961
Net income per common share           .17            .17            .11            .28

1996
Net sales                         $19,401        $22,126        $25,091        $27,553
Gross margin                        6,520          7,764          8,682         10,058
Net income                          2,471          2,903          3,106          4,956
Net income per common share           .11            .12            .13            .19

                  Chicago Miniature Lamp, Inc. and Subsidiaries

15.  GEOGRAPHIC SEGMENT INFORMATION

Prior to February 1995, the Company's operations were solely in the United States. As described in Note 1, the Company made acquisitions during fiscal 1995 in Canada, the United Kingdom, and commenced operations in Costa Rica and during fiscal 1996 in Germany. The SLI acquisition in fiscal 1997 expanded operations of the Company to include Western Europe, Latin America, and Australia.

Financial information as of and for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, summarized by geographic area, is as follows:

                             UNITED                                      ASIA          LATIN
                             STATES        CANADA         EUROPE        PACIFIC       AMERICA    ELIMINATIONS  CONSOLIDATED
                            -----------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
1997
TOTAL REVENUES
Unaffiliated customers      $129,120      $ 14,605       $135,719      $ 15,621      $ 34,894      $     --       $329,959
Interarea transfers               --           105          9,956           112         1,718       (11,891)            --
                            ----------------------------------------------------------------------------------------------
Total                       $129,120      $ 14,710       $145,675      $ 15,733      $ 36,612      $     --       $329,959
                            ==============================================================================================

Income from operations      $  8,582      $  3,039       $  6,880      $  1,145      $  7,716      $     --       $ 27,362
                            ==============================================================================================

ASSETS
Identifiable assets         $107,228      $ 10,459       $429,418      $ 32,602      $ 51,405      $     --       $631,112
Corporate assets              20,549            --             --            --            --            --         20,549
                            ----------------------------------------------------------------------------------------------
Total assets                $127,777      $ 10,459       $429,418      $ 32,602      $ 51,405      $     --       $651,661
                            ==============================================================================================

1996
TOTAL REVENUES
Unaffiliated customers      $ 49,843      $ 13,084       $ 22,801      $     --      $  8,443      $     --       $ 94,171
Interarea transfers              203           (53)         2,894            --            --        (3,044)            --
                            ----------------------------------------------------------------------------------------------
Total                       $ 50,046      $ 13,031       $ 25,695      $     --      $  8,443      $ (3,044)      $ 94,171
                            ==============================================================================================

Income from operations      $  7,038      $  2,683       $  4,574      $     --      $  4,177      $     --       $ 18,472
                            ==============================================================================================

ASSETS
Identifiable assets         $ 41,255      $  9,887       $ 50,080      $     --      $ 11,314            --        112,536
Corporate assets              99,466            --             --            --            --            --         99,466
                            ----------------------------------------------------------------------------------------------
Total assets                $140,721      $  9,887       $ 50,080      $     --      $ 11,314      $     --       $212,002
                            ==============================================================================================

                 Chicago Miniature Lamp, Inc. and Subsidiaries

15.  GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                            UNITED                                   ASIA            LATIN
                            STATES       CANADA        EUROPE       PACIFIC         AMERICA    ELIMINATIONS  CONSOLIDATED
                            ---------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
1995
TOTAL REVENUES
Unaffiliated customers      $44,340      $ 7,064      $    --      $        --      $ 5,998      $    --       $57,402
Interarea transfers              --          138           --               --           --         (138)           --
                            -------------------------------------------------------------------------------------------
Total                       $44,340      $ 7,202      $    --      $        --      $ 5,998      $  (138)      $57,402
                            ===========================================================================================

Income from operations      $ 9,034      $   707      $    --      $        --      $ 2,473      $    --       $12,214
                            ===========================================================================================

ASSETS
Identifiable assets         $30,560      $ 9,429      $10,287      $        --      $ 7,104      $    --       $57,380
Corporate assets              2,150           --           --               --           --           --         2,150
                            -------------------------------------------------------------------------------------------
Total assets                $32,710      $ 9,429      $10,287      $        --      $ 7,104      $    --       $59,530
                            ===========================================================================================

Interarea transfers primarily represent shipments of work in process and finished goods inventory to subsidiaries and affiliates. These interarea shipments are made at transfer prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated net revenues. Corporate assets consist primarily of cash equivalents.

                                AUDITORS' REPORT




To the Shareholder of
CHICAGO MINIATURE LAMP (CANADA) INC.

We have audited the balance sheet of CHICAGO MINIATURE LAMP (CANADA) INC. as at November 30, 1997 and the statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at November 30, 1997 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in the United States.

Barrie, Canada,
December 31, 1997.

Chartered Accountants

CHICAGO MINIATURE LAMP (CANADA) INC.

                                  BALANCE SHEET

As at November 30
(with comparative figures as at December 1, 1996)

                                                                 1997            1996
                                                                    $               $
-------------------------------------------------------------------------------------
ASSETS

CURRENT

Cash                                                        1,476,387         985,424

Accounts Receivable                                         2,996,235       2,630,575

Inventory [note 3]                                          1,360,003       1,661,931

Prepaid expenses                                               45,695          31,019

TOTAL CURRENT ASSETS                                        5,878,320       5,308,949

Fixed assets [note 4]                                       8,007,320       6,779,361

Goodwill [note 5]                                           1,143,277       1,261,167
-------------------------------------------------------------------------------------
                                                           15,028,917      13,349,477
=====================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

Accounts payable and accrued charges                        1,503,962       1,350,297

Income taxes payable                                           73,301         614,565

Due to related parties [note 6]                             1,684,026       1,824,850
-------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   3,261,289       3,789,712

Accrued start-up costs                                             --         333,058

Deferred income taxes                                       1,919,672       1,683,081
-------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           5,180,961       5,805,851
-------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY

Capital stock [note 7]                                      5,000,000       5,000,000

Retained earnings                                           4,847,956       2,543,626
-------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                  9,847,956       7,543,626
-------------------------------------------------------------------------------------
                                                           15,028,917      13,349,477
=====================================================================================

See accompanying notes

On behalf of the Board:

                                    Director                      Director

CHICAGO MINIATURE LAMP (CANADA) INC.

                               STATEMENT OF INCOME

Year ended November 30
(with comparative figures for the year ended December 1, 1996)

                                                                 1997            1996
                                                                    $               $
-------------------------------------------------------------------------------------
NET SALES                                                  19,465,058      16,872,470

Direct materials and labour                                10,661,542       9,710,805
-------------------------------------------------------------------------------------
Contributions to overhead                                   8,803,516       7,161,665
-------------------------------------------------------------------------------------


OVERHEAD COSTS

Manufacturing expenses                                      2,686,135       2,557,412

Depreciation and amortization                                 587,045         491,816
-------------------------------------------------------------------------------------
                                                            3,273,180       3,049,228

Inventory change and capitalized variances                    670,242        (290,943)
-------------------------------------------------------------------------------------
                                                            3,943,422       2,758,285
-------------------------------------------------------------------------------------
GROSS MARGIN                                                4,860,094       4,403,380

Distribution costs                                            120,702         117,504

Tooling income                                                 (3,058)        (15,890)
-------------------------------------------------------------------------------------
GROSS PROFIT                                                4,742,450       4,301,766

Administration                                                563,120         647,470
-------------------------------------------------------------------------------------
INCOME BEFORE INTEREST, FEES AND INCOME TAXES               4,179,330       3,654,296

Interest on long-term debt                                         --          55,662

Management fee                                                525,000         510,000
-------------------------------------------------------------------------------------
Income before provision for income taxes                    3,654,330       3,088,634
-------------------------------------------------------------------------------------
Provision for income taxes

    Current                                                 1,180,000         946,100

    Deferred                                                  170,000         152,907
-------------------------------------------------------------------------------------
                                                            1,350,000       1,099,007
-------------------------------------------------------------------------------------
NET INCOME FOR THE YEAR                                     2,304,330       1,989,627
=====================================================================================

See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.

                         STATEMENT OF RETAINED EARNINGS

Year ended November 30
(with comparative figures for the year ended December 1, 1996)

                                                                 1997            1996
                                                                    $               $
-------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF YEAR                        2,543,626         553,999

Net income for the year                                     2,304,330       1,989,627
-------------------------------------------------------------------------------------
RETAINED EARNINGS, END OF                                   4,847,956       2,543,626
-------------------------------------------------------------------------------------


See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.

                             STATEMENT OF CASH FLOWS

Year ended November 30
(with comparative figures for the year ended December 1, 1996)

                                                                               1997                  1996
                                                                                  $                    $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income for the year                                                   2,304,330            1,989,627

Add charges to income not resulting in a current outlay of cash

Depreciation and amortization                                               587,045              494,518

Deferred income taxes                                                       170,000              152,907

Net loss on sale of fixed assets                                              4,975               83,643
--------------------------------------------------------------------------------------------------------
                                                                          3,066,350            2,720,695

Net decrease in accrued start-up costs                                     (333,058)            (322,871)

Net change in non-cash working capital balances                            (466,007)            (212,175)
[note 81
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                     2,267,285            2,185,649
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Net change in due to related parties                                       (140,824)              89,513

Net change in long-term debt                                                     --             (793,400)
--------------------------------------------------------------------------------------------------------
CASH USED IN FINANCING ACTIVITIES                                          (140,824)            (703,887)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Adjustment to deferred taxes recorded upon
amalgamation                                                                 66,591                   --

Adjustment to goodwill recorded on
amalgamation                                                                 98,663                   --

Purchase of fixed assets                                                 (1,836,156)          (1,645,604)

Proceeds on disposal of fixed assets                                         35,404              234,954
--------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                        (1,635,498)          (1,410,650)
--------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE YEAR                                        490,963               71,112

Cash, beginning of year                                                     985,424              914,312
--------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                         1,476,387              985,424
========================================================================================================

See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.

                        NOTES TO THE FINANCIAL STATEMENTS

November 30, 1997
(with comparative figures as at December 1, 1996)

1. OPERATIONS

The company is a manufacturer and supplier of miniature light socket assemblies to the automotive industry. The assemblies are used primarily for instrument clusters, warning lights, climate control modules and courtesy lights.

ARTICLES OF AMENDMENT

On May 9, 1997, the company filed articles of amendment to change its name to Chicago Miniature Lamp (Canada) Inc. The company was formerly known as Plastomer Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the company have been prepared in accordance with generally accepted accounting principles, on a basis consistent with that of the preceding year. The following is a summary of the more significant accounting policies:

INVENTORY

Inventory is valued at the lower of cost or net realizable value. Cost has been determined on the first-in, first-out basis. Net realizable value for finished goods has been defined as standard selling price less normal profit margin. Net realizable value for raw materials has been defined as net replacement cost.

FIXED ASSETS

Based on purchase accounting, the fixed assets are stated at the lower of appraised value, as determined by appraisals dated April 5, 1995 and May 3, 1995, less accumulated depreciation and net recoverable amount. Additions after these dates are stated at the lower of cost less accumulated depreciation and net recoverable value. Depreciation is provided on the straight-line basis, with half rates applied in the year of acquisition, over the following periods:

Building                                                 35 years
Machinery and equipment                                5-20 years
Moulds and dies                                          10 years
Software                                                  5 years

CHICAGO MINIATURE LAMP (CANADA) INC.

                        NOTES TO THE FINANCIAL STATEMENTS

November 30, 1997
(with comparative figures as at December 1, 1996)

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

3. INVENTORY

                                                                                         1997                 1996
                                                                                            $                    $
------------------------------------------------------------------------------------------------------------------
Raw materials                                                                         820,977            1,029,503

Work-in-progress and finished goods                                                   488,337              625,370

Capitalized variances                                                                 (49,310)             (27,175)

Tooling                                                                                99,999               34,233
------------------------------------------------------------------------------------------------------------------
                                                                                    1,360,003            1,661,931
==================================================================================================================


4. FIXED ASSETS

                                                                                         1997                  1996
                                                       --------------------------------------     -----------------
                                                               ACCUMULATED           NET BOOK              NET BOOK
                                                  COST        DEPRECIATION              VALUE                 VALUE
                                                     $                   $                  $                     $
-------------------------------------------------------------------------------------------------------------------
Land                                            75,000                   -             75,000                75,000

Buildings                                    1,505,615             114,525          1,391,090             1,434,107

Machinery and equipment                      5,482,051             840,664          4,641,387             3,475,312

Moulds and dies                              1,543,212             282,589          1,260,623               884,760

Software                                        62,656              31,301             31,355                42,700

Construction-in-progress                       607,865                   -            607,865               867,482
-------------------------------------------------------------------------------------------------------------------
                                             9,276,399           1,269,079          8,007,320             6,779,361
===================================================================================================================

CHICAGO MINIATURE LAMP (CANADA) INC.

                        NOTES TO THE FINANCIAL STATEMENTS

November 30, 1997
(with comparative figures as at December 1, 1996)

5. GOODWILL

                                                                                      1997                        1996
                                                                                         $                           $
----------------------------------------------------------------------------------------------------------------------


Cost                                                                             1,224,939                   1,323,602

Less accumulated amortization                                                      (81,662)                    (62,435)
----------------------------------------------------------------------------------------------------------------------
                                                                                 1,143,277                   1,261,167
======================================================================================================================

6. DUE TO RELATED PARTIES

                                                                                      1997                        1996
                                                                                         $                           $
----------------------------------------------------------------------------------------------------------------------
CANADIAN DOLLARS

Due from Power Lighting Products, Inc.                                             (12,625)                         --

BRITISH POUNDS

Due to Badalex Ltd.                                                                 54,320                      88,962

    Exchange                                                                        76,048                     106,754

UNITED STATES DOLLARS

Chicago Miniature Lamp, Inc.                                                     1,062,004                   1,206,739

    Exchange                                                                       424,767                     410,257

IDI Internacional, S.A. (Costa Rica)                                                58,558                       9,058

    Exchange                                                                        20,954                       3,080
----------------------------------------------------------------------------------------------------------------------
                                                                                 1,684,026                   1,824,850
======================================================================================================================

IDI Internacional, S.A. was paid $67,374 to provide sub-assembly services for the company's LED product line.

The company purchased a piece of production equipment from Badalex Ltd. for $859,297.

Both of the above sister corporations deal on terms that are substantially the same as to independent customers.

Chicago Miniature Lamp, Inc. pays certain expenditures on behalf of the company and purchases finished goods. They also provide executive, information system and marketing services for which they receive a yearly management fee. Finished goods purchased in the year by this company were $154,189.

CHICAGO MINIATURE LAMP (CANADA) INC.

                        NOTES TO THE FINANCIAL STATEMENTS

November 30, 1997
(with comparative figures as at December 1, 1996)

7. CAPITAL STOCK

                                                                                       1997                        1996
                                                                                          $                           $
-----------------------------------------------------------------------------------------------------------------------
AUTHORIZED

Unlimited voting, 6% non-cumulative, redeemable, retractable Class AA special shares

Unlimited common shares

ISSUED AND FULLY PAID

5,000,000 common shares                                                           5,000,000                   5,000,000
-----------------------------------------------------------------------------------------------------------------------

8. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES


                                                                                       1997                        1996
                                                                                          $                           $
-------------------------------------------------------------------------------------------  --------------------------
Accounts receivable                                                                (365,660)                     10,922

Income taxes receivable                                                                  --                     133,139

Inventory                                                                           301,928                    (205,552)

Prepaid expenses                                                                    (14,676)                      3,637

Accounts payable and accrued                                                        153,665                    (768,886)
charges

Income taxes payable                                                               (541,264)                    614,565
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (466,007)                   (212,175)
-----------------------------------------------------------------------------------------------------------------------

Decreases in assets and increases in liabilities result in a source of funds. Increases in assets and decreases in liabilities result in a use of funds and are indicated by brackets.

CHICAGO MINIATURE LAMP (CANADA) INC.

                        NOTES TO THE FINANCIAL STATEMENTS

November 30, 1997
(with comparative figures as at December 1, 1996)

9. PENSION PLAN

Prior to July 31, 1997 the company maintained a defined benefit pension plan of which substantially all employees are members. Current and past service costs are charged to income as incurred and funded as required by actuarial valuations.

The most recent triennial actuarial valuation, scheduled for January 1, 1997 is not yet complete. However, the plan's most recent financial statements as at December 31, 1996 indicate a surplus of $89,335.

The pension expense, all for current service costs, is $62,579 [1996 - $96,8371. Effective July 1, 1997 the company introduced a Group Registered Retirement Savings Plan and began the process of winding-up the defined benefit plan. The accumulated net assets of the defined benefit plan will be distributed to the members for transfer to a "locked-in" Registered Retirement Savings Plan.

10. OPERATING LEASES

Minimum lease payments over the next four years with respect to vehicle and office equipment operating leases are as follows:

                                                                                    $
-------------------------------------------------------------------------------------
1998                                                                           20,828

1999                                                                           14,180

2000                                                                            9,826

2001                                                                            6,212
-------------------------------------------------------------------------------------
                                                                               51,046
=====================================================================================

11. CONTINGENT LIABILITY

During the year, the company pledged an unlimited guarantee in favour of BANKBOSTON, N.A. over the indebtedness of its parent company, Chicago Miniature Lamp, Inc.

12. COMMITMENTS

The company has committed to $739,500 of capital asset purchases for the coming year. Progress payments totaling $571,152 have been made to suppliers as a result of these commitments. These payments are included under "Construction-in-progress" [Note 4] in the financial statements.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  CHICAGO MINIATURE LAMP, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

                                               Balance at     Charged to                                Balance
                                              Beginning of    Costs and                                at End of
Description                                      Period        Expenses     Deductions      Others       Period
-----------------------------------------------------------------------------------------------------------------
Year ended November 30, 1997:
   Reserves and allowances deducted
   from asset account:
      Allowance for uncollectible accounts         $524          $771        $  (367)      $ 6,961(1)    $ 7,889
Deferred tax asset valuation allowance                0                       (2,211)       47,038(2)     44,827

Year ended December 1, 1996:
   Reserves and allowances deducted
   from asset accounts:
      Allowance for uncollectible accounts          118           105             70           231(3)        524

Year ended December 3, 1995:
   Reserves and allowances deducted
   from asset accounts:
      Allowance for uncollectible accounts          358                         (268)           28(4)        118

(1) Represents allowance for doubtful accounts acquired as a result of the 1997 acquisitions of PLP, Bruckner and SLI, and the currency transaction adjustment in the allowance account during the period.

(2) Represents deferred tax asset valuation allowance included in opening balance sheet of SLI, a 1997 business combination.

(3) Represents allowance for doubtful accounts as a result of the 1996 acquisition of Alba.

(4) Represents allowance for doubtful accounts acquired as a result of the 1995 acquisition of CML Canada.