Form 10-Q
period 1998-04-05
SLI INC
filed 1998-05-19
CIK 942138

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        --------------------------------

(Mark One)

[ x ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 1998

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No. 0-25848

                                   SLI, INC.
                   (formerly "Chicago Miniature Lamp, Inc.")
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

As of April 5,1998, 28,824,983 shares of Registrant's Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          APRIL 5,      NOVEMBER 30,
                                                                            1998            1997
                                                                        -----------     ------------
                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                          $  30,390       $  73,416
      Accounts receivable, net                                             136,830         140,380
      Inventories                                                          131,110         124,086
      Prepaid expenses and other                                            14,597          12,120
                                                                         ---------       ---------
           Total current assets                                            312,927         350,002
                                                                         ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                    314,621         281,680
      Less - Accumulated depreciation                                       16,906          12,030
                                                                         ---------       ---------
                                                                           297,715         269,650
                                                                         ---------       ---------
OTHER ASSETS                                                                32,205          32,009
                                                                         ---------       ---------

           Total assets                                                  $ 642,847       $ 651,661
                                                                         =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term notes payable                                           $  14,094       $   5,432
      Current portion of long-term debt                                      9,243           9,389
      Accounts payable                                                      99,504         102,104
      Accrued income taxes payable                                           5,262           7,855
      Other accrued expenses                                               103,584         107,616
                                                                         ---------       ---------
           Total current liabilities                                       231,687         232,396
                                                                         ---------       ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                       180,171         185,434
                                                                         ---------       ---------

OTHER LIABILITIES:
      Deferred income taxes                                                  4,715           5,532
      Other long-term liabilities                                           57,183          62,037
      Minority interests                                                       350             211
                                                                         ---------       ---------
           Total other liabilities                                          62,248          67,780
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value -
           Authorized - 100,000,000 shares
           Issued - 29,468,328 and 29,301,979
           shares at April 5,1998 and November 30,1997 respectively            295             293
      Additional paid-in capital                                           128,810         126,835
      Foreign currency translation adjustment                               (5,480)          2,377
      Retained earnings                                                     53,788          45,218
      Treasury stock at cost, 643,345 shares                                (8,672)         (8,672)
                                                                         ---------       ---------
           Total stockholders' equity                                      168,741         166,051
                                                                         ---------       ---------
           Total liabilities and stockholders' equity                    $ 642,847       $ 651,661
                                                                         =========       =========

See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                     Three Months Ended              One Month Ended
                                                   -----------------------       ----------------------
                                                   April 5,       April 6,       January 4    January 5
                                                      1998          1997            1998          1997
                                                   ---------      --------       --------     ---------
                                                       (Unaudited)                  (Unaudited)

Net Sales                                          $ 192,420      $ 46,188        $ 53,866      $  7,698
Cost of products sold                              $ 133,593        32,195          40,199         6,070
                                                   ---------      --------        --------      --------
Gross margin                                          58,827        13,993          13,667         1,628
Selling, general and administrative expenses          44,448         6,957          14,004         1,599
                                                   ---------      --------        --------      --------
Operating income (loss)                               14,379         7,036            (337)           29
Other (income) expense
    Interest, net                                      3,187        (1,094)          1,206          (395)
    Minority interest                                    111            17              28            --
    Other, net                                          (315)       (1,230)           (499)         (498)
                                                   ---------      --------        --------      --------
Income (loss) before income taxes                     11,396         9,343          (1,072)          922
Income taxes                                           2,279         3,235            (525)          251
                                                   ---------      --------        --------      --------
Net Income (loss)                                  $   9,117      $  6,108        $   (547)     $    671
                                                   =========      ========        ========      ========
Net income (loss) per common share - basic
    Net income per share                           $    0.32      $   0.21        $  (0.02)     $   0.02
                                                   =========      ========        ========      ========

    Weighted average shares outstanding               28,751        28,964          28,761        28,546
                                                   =========      ========        ========      ========
Net income (loss) per common share - diluted
    Net income per share                           $    0.30      $   0.21        $  (0.02)     $   0.02
                                                   =========      ========        ========      ========

    Weighted average shares outstanding              30, 091        29,121          28,761        28,793
                                                   =========      ========        ========      ========







    The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three months ended                 One Month Ended
                                                                ------------------------         -------------------------
                                                                 April 5,       April 6,          January 4,       January 5,
                                                                   1998           1997               1998             1997
                                                                --------        --------         ----------       -----------
                                                                      (unaudited)                        (unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             $  6,131        $  1,254          $(17,182)       $  1,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                      (10,748)         (1,746)           (1,966)           (151)
Acquisitions, net of cash acquired                               (15,402)        (26,315)               --              --
                                                                --------        --------          --------        --------
Net cash used in investing activities                            (26,150)        (28,061)           (1,966)           (151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of lines of credit                     1,227           2,518               193              --
Payments of long-term debt and capital leases                     (4,320)         (1,188)             (423)           (254)
Repurchase of common stock                                            --          (7,469)               --              --
Exercise of common stock options                                   1,977              --                --              --
Capitalization of offering costs                                      --             (35)               --              --
                                                                --------        --------          --------        --------
Net cash provided by (used-in) financing activities               (1,116)         (6,174)             (230)           (254)

Effect of exchange rate changes on cash                           (1,047)          1,305            (1,466)            313
                                                                --------        --------          --------        --------
Net increase (decrease) in cash and cash equivalents             (22,182)        (31,676)          (20,844)          1,873

Cash and cash equivalents, beginning of period                    52,572         110,900            73,416         109,027
                                                                --------        --------          --------        --------
Cash and cash equivalents, end of period                        $ 30,390        $ 79,224          $ 52,572        $110,900
                                                                ========        ========          ========        ========



See accompanying notes to the condensed financial statements.

                         SLI, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements


Note 1           General

         The interim condensed consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three months ended April 5, 1998 and April 6, 1997 and for the one month ended January 4, 1998 and January 5, 1997 and, (b) financial position at April 5, 1998. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of November 30, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the annual financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated March 9, 1998.

Note 2           Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following at April 5, 1998 and November 30, 1997 (dollars in thousands):

                                            April 5,              November 30,
                                             1998                    1997
                                             ----                    ----
Raw Materials                              $ 34,045                $ 28,262
Work in process                              17,352                  14,693
Finished Goods                               79,713                  81,131
                                           --------                --------
Inventory at FIFO                          $131,110                $124,086
                                           ========                ========


                          SLI, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

Note 3           Stock Split

         On February 11, 1998, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend was paid on March 6, 1998 to shareholders of record February 23, 1998. All share and per share data have been adjusted to reflect this stock split.

Note 4           Comprehensive income

         As of January 5, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

         During the first quarter of 1998 and 1997 total comprehensive income amounted to $4.5 million and $5.2 million, respectively. During the 1998 and 1997 one month transition period, total comprehensive income (loss) amounted to ($3.7) million and $359,000, respectively.

Note 5           Earnings per share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note 6           Fiscal Year

         In January 1998, the Company changed its financial reporting year-end to the Sunday nearest to December 31 of each year. Previously, the fiscal year ended the Sunday nearest December 1. As a result of this change the Company is disclosing interim financial results for the one month period ended January 4, 1998.

Note 7           Seasonality

         As a result of the acquisition of Sylvania Lighting International (SLI, B.V.) in September 1997, it is expected that the Company's operations will experience certain seasonal patterns. Generally, SLI, B.V.'s sales have been highest in the late fall and winter months due to abbreviated daylight hours and increased holiday light usage. December is effected by a natural slow down in the natural trade cycle in the countries where the Company operates due to the holiday season.

Note 8           Subsequent events

         Effective April 28, 1998 the Company's charter was amended to change the Company's name to "SLI, Inc." from the former name of "Chicago Miniature Lamp, Inc."

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures, and ballasts. Through its 15 acquisitions completed since 1992, the Company has grown from a specialized U.S. manufacturer of neon lamps and miniature lighting products into a manufacturer and supplier of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and has 26 manufacturing plants in 13 countries.

         In January 1997, the Company acquired all of the outstanding stock of Power Lighting Products, Inc. (PLP) (formerly Valmont Electric Inc.), a manufacturer of magnetic and electronic ballasts for the fluorescent, sign, and high intensity discharge lighting markets for approximately $22.3 million. The Company made its most significant acquisition in September, 1997 when it acquired 100% of the outstanding stock of Sylvania Lighting International (SLI, B.V.), a privately held company headquartered in Geneva, Switzerland, for $161.5 million in cash. SLI, B.V. is the third largest lighting company in Europe and a major global lighting company, which sells a variety of its products in its principal markets under recognized brand names, including Sylvania.

         These acquisitions have been strategically integral to the establishment of the Company as a vertically integrated, major, lighting manufacturer. However, these acquisitions can affect sales comparisons as existing capacity is utilized for internal purposes.

         In January 1998, the Company changed its financial reporting year-end from the Sunday nearest to December 1 to the Sunday nearest to December 31. The Company is disclosing interim financial results for the one month ended
January 4, 1998.

      The following discussion and analysis of the results of operations for the three months ended April 5, 1998 and the one month ended January 4, 1998 should be read in conjunction with the Consolidated Financial Statements of the Company with accompanying notes as reported in the 1997 Annual Report on Form 10-K. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflect assumptions and involve risks and uncertainties which may affect SLI,Inc.'s business and prospects and cause actual results to differ materially from these forward-looking statements and should be read in conjunction with the "Risk Factors" section of the Company's 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three months ended April 6, 1997 compared to the three months ended April 5, 1998.

         Net sales increased from $46.2 million for the three months ended April 6, 1997 to $192.4 million for the three months ended April 5, 1998. This 316% increase was primarily attributable to the SLI, B.V. acquisition which accounted for $144.7 million of the increase in net sales. The net sales due to the Power Lighting Products ("PLP") acquisition, (January 30, 1997) totaled $20.8 million for the three months ended April 5, 1998 as compared to $18.7 million for the two months ended April 6, 1997.

         Gross margin increased from $14.0 million for the three months ended April 6, 1997 to $58.8 million for the three months ended April 5, 1998, due primarily to the increase in sales volume attributed to the SLI, B.V. acquisition. Gross margin, as a percentage of net sales, increased from 30.3% for the three months ended April 6, 1997 to 30.6%, for the three months ended April 5, 1998. The SLI, B.V. gross margin, as a percentage of SLI, B.V. sales, was 30.3% for the three months ended April 5, 1998. This gross margin percentage is expected to improve as restructuring plans developed at the time of acquisition are implemented. However, SLI, B.V.'s gross margin percentage is subject to the impact of seasonality and product mix.

         Selling, general and administrative expenses increased from $7.0 million for the three months ended April 6, 1997 to $44.4 million for the three months ended April 5, 1998. This increase was largely due to the impact of the SLI, B.V. acquisition. As a percentage of net sales, selling, general and administrative expenses increased from 15.1% for the three months ended April 6, 1997 to 23.1% for the three months ended April 5, 1998, primarily as a result of the SLI, B.V. acquisition. The Company's strategy is to decrease selling, general and administrative expense at SLI, B.V. through restructuring plans developed and accrued for at the time of acquisition. Additionally, the Company intends to further utilize the selling, general and administrative infrastructure of SLI, B.V. as a base for further sales growth.

         Interest expense, net, increased from interest income net of $1.1 million for the three months ended April 6, 1997 to interest expense net of $3.2 million, for the three months ended April 5, 1998, primarily as a result of the new and existing bank financing in connection with the SLI, B.V. acquisition on September 8, 1997. Interest income net of approximately $1.1 million was generated, for the three months ended April 6, 1997, primarily from the investment of $98.3 million in proceeds received from the Company's public offering in October 1996.

         Other income decreased from $1.2 million for the three months ended April 6, 1997 to $315,000 for the three months ended April 5, 1998. Substantially, all of the other income in 1997 and 1998 results from recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

         As a result of the above, income before income taxes, increased from $9.3 million, for the three months ended April 6, 1997, to $11.4 million, for the three months ended April 5, 1998. As a percentage of net sales, income before provision for income taxes decreased from 20.2%, for the three months ended April 6, 1997, to 5.9%, for the three months ended April 5, 1998, primarily as a result of the SLI, B.V. acquisition.

         For the three months ended April 5, 1998, the Company recorded a tax provision of $2.3 million on pre-tax income of $11.4 million, for an effective rate of 20%, compared to a 34.6% rate for the three months ended April 6, 1997. The lower tax rate in the current year is due primarily to changes in the derivation of taxable income to lower tax countries. A lower effective rate than the statutory U.S. tax rate is expected to continue for several years.

Fiscal Year Transition Period

         As a result of the change in the Company's fiscal year end from the Sunday nearest to December 1 to the Sunday nearest to December 31, the Company is disclosing interim financial results for the one month period ended January 4, 1998. Revenues were effected in the month of December by a natural slow down in the trade cycle in the countries where the Company operates due to the holiday season. The net loss for this transition period was due primarily from the seasonally low revenues and increases in selling, general and administrative expenses resulting from the acquisition of SLI, B.V.

Liquidity and Capital Resources

         The Company's cash on hand as, of April 5, 1998, was $30.4 million. Net cash provided by operating activities was $6.1 million, for the three months ended April 5, 1998, and the cash used in investing activities totaled $26.1 million. The investing activities primarily included acquisitions, net of cash totaling approximately $15.4 million and capital expenditures totaling $10.7 million. Net cash used as a result of financing activities aggregated $1.1 million, which included net payments of long-term debt borrowings totaling $3.1 million and cash provided through proceeds from the exercise of stock options totaling $2.0 million.

         As of April 5, 1998, the Company had available borrowings of approximately $63.6 million under the bank financing agreement. The face amount of letters of credit issued under the bank financing agreement totaled approximately $11.9 million.

         The Company, from time to time, enters into forward currency contracts under which the Company is required to settle each contract at a future date by exchanging a fixed amount of U.S. dollars, or other currency, for a fixed amount of a denominated currency. Consequently, to the extent the value of the denominated currency fluctuates relative to the U.S. dollar or such other currency, the Company's financial condition could be adversely affected upon settlement of such contracts depending on a number of factors. The Company believes that these factors, which include, among others, the aggregate amount of the contracts, the Company's ability to enter into offsetting contracts prior to settlement of such contracts and the Company's ability to use U.S.

dollars or other foreign currency generated through the Company's operations to settle its contracts, may help the Company to mitigate its exposure to potential losses under these contracts.

         The Company believes that cash from operations and borrowings available under the Company's credit facility will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve to eighteen months.

SEASONALITY

         As a result of the acquisition of SLI, B.V. it is expected that the Company's operations will experience certain seasonal patterns. Generally, SLI, B.V.'s sales have been highest in the late fall and winter months due to the abbreviated daylight hours and increased holiday light usage.

                           SLI, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Items 1-5         None

Item 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Amendment to Company's Certificate of Incorporation changing the name of the Company from Chicago Miniature Lamp, Inc. to SLI, Inc.

                           Financial Data Schedule (For SEC Use Only)

                  (b)      Reports on Form 8-K

                      (1) A current report on Form 8-K/A to include the appropriate financial information required in connection with the acquisition of Sylvania Lighting International, Inc., which occurred September 8, 1997

                      (2) A current report on Form 8-K changing the Company's year end from the Sunday closest to December 1 to the Sunday closest to December 31.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             SLI, Inc.



                                             By:  /s/ Frank M. Ward
Date:    May 18, 1998                           -------------------
     ----------------                        Frank M. Ward, President and
                                             Chief Executive Officer



Date:    May 18, 1998                        By:  /s/ Richard F. Parenti
     ----------------                           ------------------------
                                             Richard F. Parenti
                                             Chief Accounting Officer