Form 10-Q
period 1998-07-05
SLI INC
filed 1998-08-19
CIK 942138

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 1998

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

                                  781/828-2948
              (Registrant's telephone number, including area code)

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

As of July 5, 1998, 29,695,365 shares of Registrant's Common Stock $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               JULY 5,       NOVEMBER 30,
                                                                                                1998            1997
                                                                                             ----------      ----------
                                                                                            (UNAUDITED)
                                                          ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                               $  21,116      $  73,416
      Accounts receivable, net                                                                  139,041        140,380
      Inventories                                                                               135,888        124,086
      Prepaid expenses and other                                                                 16,475         12,120
                                                                                              ---------      ---------
            Total current assets                                                                312,520        350,002
                                                                                              ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                                         336,417        281,680
      Less - Accumulated depreciation                                                            21,975         12,030
                                                                                              ---------      ---------
                                                                                                314,442        269,650
                                                                                              ---------      ---------
OTHER ASSETS:
      Goodwill, net of accumulated amortization                                                   6,170          7,651
      Other intangible assets, net of accumulated amortization                                   26,956         12,039
      Other assets                                                                               15,499         12,319
                                                                                              ---------      ---------
            Total other assets                                                                   48,625         32,009
                                                                                              ---------      ---------

            Total assets                                                                      $ 675,587      $ 651,661
                                                                                              =========      =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term notes payable                                                                $  14,277      $   5,432
      Current portion of long-term debt                                                           7,516          9,389
      Accounts payable                                                                          100,511        102,104
      Accrued income taxes payable                                                                6,831          7,855
      Other accrued expenses                                                                    103,995        107,616
                                                                                              ---------      ---------
            Total current liabilities                                                           233,130        232,396
                                                                                              ---------      ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                                            192,119        185,434
                                                                                              ---------      ---------

OTHER LIABILITIES:
      Deferred income taxes                                                                       5,162          5,532
      Other long-term liabilities                                                                54,494         62,037
      Minority interests                                                                          1,369            211
                                                                                              ---------      ---------
            Total other liabilities                                                              61,025         67,780
                                                                                              ---------      ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued  - 29,695,365 and 29,301,979
            shares at July 5, 1998 and November 30, 1997 respectively                               297            293
      Additional paid-in capital                                                                134,325        126,835
      Common stock to be issued                                                                   8,419             --
      Foreign currency translation adjustment                                                    (6,362)         2,377
      Retained earnings                                                                          61,306         45,218
      Treasury stock at cost, 643,345 shares in 1998                                             (8,672)        (8,672)
                                                                                              ---------      ---------
            Total stockholders' equity                                                          189,313        166,051
                                                                                              ---------      ---------
            Total liabilities and stockholders' equity                                        $ 675,587      $ 651,661
                                                                                              =========      =========

         See accompanying notes to the condensed financial statements.

                           SLI, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                            Six months ended
                                                                        -------------------------
                                                                         July 5,       July 6,
                                                                           1998         1997
                                                                        -----------  ------------
                                                                               (unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $ 11,756      $(10,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                                (28,930)       (5,262)
Proceeds from disposal of property, plant and equipment                      3,885             -
Proceeds from sale of interest in subsidiary                                     -         1,300
Acquisitions, net of cash acquired                                         (23,728)      (23,615)
                                                                          --------      --------
Net cash used in investing activities                                      (48,773)      (27,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                                              1,093         2,832
Proceeds from long-term debt borrowings                                     14,067
Payments of long-term debt                                                 (11,851)       (1,419)
Repurchase of common stock                                                       -        (8,672)
Excercise of common stock options                                            2,378           433
Offering costs                                                                   -          (230)
                                                                          --------      --------
Net cash provided by (used-in) financing activities                          5,687        (7,056)

Effect of exchange rate changes on cash                                       (126)         (204)
                                                                          --------      --------
Net increase (decrease) in cash and cash equivalents                       (31,456)      (44,987)

Cash and cash equivalents, beginning of period                              52,572       110,900
                                                                          --------      --------

Cash and cash equivalents, end of period                                  $ 21,116      $ 65,913
                                                                          ========      ========


         See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 -----------------------      ------------------------
                                                   JULY 5,       JULY 6,         JULY 5,      JULY 6,
                                                    1998          1997            1998         1997
                                                 ---------     --------       -----------    ---------
                                                        (UNAUDITED)                  (UNAUDITED)
Net sales                                        $ 185,669     $  49,289      $ 378,089      $  95,477
Cost of products sold                              129,097        35,011        262,690         67,206
                                                 ---------     ---------      ---------      ---------
Gross margin                                        56,572        14,278        115,399         28,271
Selling, general and administrative expenses        42,882         8,561         87,330         15,518
                                                 ---------     ---------      ---------      ---------
Operating income                                    13,690         5,717         28,069         12,753
Other (income) expense
      Interest, net                                  4,072          (721)         7,259         (1,815)
      Minority interest                                 48            42            159             59
      Other, net                                       172          (285)          (143)        (1,515)
                                                 ---------     ---------      ---------      ---------
Income before income taxes                           9,398         6,681         20,794         16,024
Income taxes                                         1,880         2,031          4,159          5,266
                                                 ---------     ---------      ---------      ---------
Net Income                                       $   7,518     $   4,650      $  16,635      $  10,758
                                                 =========     =========      =========      =========

Net income per common share - basic
      Net income per share                       $    0.26     $    0.16      $    0.58      $    0.37
                                                 =========     =========      =========      =========

      Weighted average shares outstanding           29,036        28,632         28,894         28,798
                                                 =========     =========      =========      =========

Net income per common share -  diluted
      Net income per share                       $    0.25     $    0.16      $    0.55      $    0.37
                                                 =========     =========      =========      =========

      Weighted average shares outstanding           30,503        28,764         30,297         28,943
                                                 =========     =========      =========      =========




         See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
                   Consolidated Notes To Financial Statements


Note 1            General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations and cash flows for the three and six month periods ended July 5, 1998 and July 6, 1997 and (b) the financial position at July 5, 1998. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of November 30, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated March 9, 1998.

Note 2            Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following at July 5, 1998 and November 30, 1997 ( dollars in thousands):

                                    July 5,    November 30,
                                     1998         1997
                                   --------    -----------
Raw Materials                      $ 33,604     $ 28,262
Work in process                      15,682       14,693
Finished Goods                       86,602       81,131
                                   --------     --------
Inventory at FIFO                  $135,888     $124,086


Note 3            Stock Split

         On February 11, 1998, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend was paid on March 6, 1998 to shareholders of record February 23, 1998. All share and per share data have been adjusted to refect this stock split.

                           SLI, Inc. and Subsidiaries
             Consolidated Notes To Financial Statements (continued)


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

         During the three months ended July 5, 1998 and July 6, 1997, total comprehensive income amounted to $6.6 million and $4.5 million, respectively. During the six months ended July 5, 1998 and July 6, 1997, total comprehensive income amounted to $11.1 million and $9.6 million, respectively.

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

Note 6            Fiscal Year

         In January 1998, the Company changed its financial reporting year-end to the Sunday nearest to December 31 of each year. Previously, the fiscal year ended the Sunday nearest December 1. As a result of this change the Company disclosed interim financial results for the one month period ended January 4, 1998 in Form 10-Q for the quarterly period ended April 5, 1998.

                           SLI, Inc. and Subsidiaries
             Consolidated Notes To Financial Statements (continued



Note 7            Seasonality

         As a result of the acquisition of Sylvania Lighting International (SLI, B.V.), it is expected that the Company's operations will experience certain seasonal patterns. Generally, SLI, B.V.'s sales have been highest in the late fall and winter months due to abbreviated daylight hours and increased holiday light usage. December is effected by a natural slow down in the natural trade cycle in the countries where the Company operates due to the holiday season.


Note 8            Common stock to be issued

         In connection with certain 1998 acquisitions, the Company is holding 255,000 shares of common stock to be issued pursuant to the terms of the purchase agreements.


Note 9            Income taxes

         An effective tax rate lower than the U.S. statutory effective tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three months and six months ended July 5, 1998 should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is a leading, global full-line lighting company and one of only three major international producers offering lamps (light bulbs), fixtures and ballasts. The Company has developed from a specialized U.S. manufacturer and supplier of neon lamps and miniature lighting products into a global, vertically integrated manufacturer and supplier of lighting systems. The Company operates 28 manufacturing facilities as well as 30 sales offices and distribution facilities in more than 30 countries.

         In fiscal 1997, the Company acquired Sylvania Lighting International B.V. (SLI, B.V.), the third largest lighting company in Europe, for $161.5 million in cash, which was financed with a combination of proceeds of sales of the Company's common stock, bank borrowings and cash flows from operations. In addition, the Company made the following acquisitions in fiscal 1997: (i) Gustav Bruckner GmbH ("Bruckner"), an engineer, designer and manufacturer of automated lamp making equipment; (ii) PLP, a manufacturer of magnetic and electronic ballasts; (iii) Solium, Inc. ("Solium"), a designer and manufacturer of electronic ballasts; and (iv) a minority stake in Electro-Mag International, Inc. ("Electro-Mag"), which owns certain ballast technology. In fiscal 1998, the Company acquired three lighting companies engaged in the manufacture of lamps and also required the remaining outstanding capital stock of Electro-Mag.

         The Company's acquisition strategy is integral to the establishment of the Company as a vertically integrated lighting manufacturer. However, these acquisitions have a significant impact on year-to-year comparisons of its results of operations.

         In January 1998, the Company changed its financial reporting year end from the Sunday nearest to December 1 to the Sunday nearest to December 31.

RESULTS OF OPERATIONS

Three months ended July 5, 1998 compared to the three months ended July 6, 1997.

         Net sales. Net sales increased 277% from $49.3 million for the three months ended July 6, 1997 to $185.7 million for the three months ended July 5, 1998. This increase was primarily attributable to the SLI, B.V. acquisition which accounted for $133 million of the increase in net sales.

         Gross Margin. Gross margin increased 296% from $14.3 million for the three months ended July 6, 1997 to $56.6 million for the three months ended July 5, 1998, due primarily to the increase in sales volume attributed to the SLI, B.V. acquisition. Gross margin, as a percentage of net sales, increased from 29% for the three months ended July 6, 1997 to 30.5%, for the three months ended July 5, 1998. The SLI, B.V. gross margin, as a percentage of SLI, B.V. sales, was 32% for the three months ended July 5, 1998. The Company expects SLI, B.V.'s gross margin percentage to improve as restructuring plans developed at the time of such acquisition are fully implemented. The Company's gross margin percentage is subject to the impact of seasonality and product mix.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $8.6 million for the three months ended July 6, 1997 to $42.9 million for the three months ended July 5, 1998. This increase was largely due to the impact of the SLI, B.V. acquisition. As a percentage of net sales, selling, general and administrative expenses increased from 17.4% for the three months ended July 6, 1997 to 23.1% for the three months ended July 5, 1998, primarily as a result of the SLI, B.V. acquisition and one time charges totaling $525,000 related to a proposed public offering withdrawn in May 1998. The Company's strategy is to decrease selling, general and administrative expenses at SLI, B.V. through implementation of restructuring plans developed and accrued for at the time of such acquisition. Additionally, the Company seeks to decrease the selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of SLI, B.V. as a base for further sales growth.

         Interest (income) expense, net. Interest expense, net, increased from interest income, net, of ($721,000) for the three months ended July 6, 1997 to interest expense, net, of $4.1 million for the three months ended July 5, 1998, primarily as a result of the bank debt incurred in connection with the SLI, B.V. acquisition. Interest income, net, was generated for the three months ended July 6, 1997, primarily from the investment of unused proceeds received from the Company's public offering in October 1996.

         Other (income) expense. Other income decreased from ($285,000) for the three months ended July 6, 1997 to other expense of $172,000 for the three months ended July 5, 1998. Substantially all of the other (income) expense for the three months ended July 5, 1998 resulted from recording the effects of foreign exchange transactions. The other income for the three months ended July 6, 1997 includes the effects of foreign exchange transactions and a $985,000 gain for the sale of 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML Fiberoptic joint venture. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $6.7 million for the three months ended July 6, 1997 to $9.4 million for the three months ended July 5, 1998. As a percentage of net sales, income before provision for income taxes decrease from 13.6% for the three months ended July 6, 1997 to 5.1% for the three months ended July 5, 1998, primarily as a result of the SLI, B.V. acquisition.

         Income taxes. For the three months ended July 5, 1998, the Company recorded a tax provision of $1.9 million on pretax income of $9.4 million, for an effective rate of 20%, compared to an effective rate of 30.4% for the three months ended July 6, 1997. The lower tax rate in the current year is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.


Six months ended July 5, 1998 compared to the six months ended July 6, 1997.

         Net sales. Net sales increased 296% from $95.5 million for the six months ended July 6, 1997 to $378.1 million for the six months ended July 5, 1998. This increase was primarily attributable to the SLI, B.V.
acquisition which accounted for $278 million of the increase in net sales.

         Gross Margin. Gross margin increased 308.% from $28.3 million for the six months ended July 6, 1997 to $115.4 million for the six months ended July 5, 1998, due primarily to the increase in sales volume attributed to the SLI, B.V. acquisition. Gross margin, as a percentage of net sales, increased from 29.6% for the six months ended July 6, 1997 to 30.5%, for the six months ended July 5, 1998. The SLI, B.V. gross margin, as a percentage of SLI, B.V. sales, was 31.1% for the six months ended July 5, 1998. The Company expects SLI, B.V.'s gross margin percentage to improve as restructuring plans developed at the time of such acquisition are implemented. The Company's gross margin percentage is subject to the impact of seasonality and product mix.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $15.5 million for the six months ended July 6, 1997 to $86.8 million for the six months ended July 5, 1998. This increase was largely due to the impact of the SLI, B.V. acquisition. As a percentage of net sales, selling, general and administrative expenses increased from 16.3% for the six months ended July 6, 1997 to 23.1% for the six months ended July 5, 1998, primarily as a result of the SLI, B.V. acquisition and one time charges totaling $525,000 related to a proposed public offering withdrawn in May 1998. The Company's strategy is to decrease selling, general and administrative expenses at SLI, B.V. through implementation of restructuring plans developed and accrued for at the time of such acquisition. Additionally, the Company seeks to decrease the selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of SLI, B.V. as a base for further sales growth.

         Interest (income) expense, net. Interest expense, net, increased from interest income, net, of ($1.8) million for the six months ended July 6, 1997 to interest expense, net, of $7.3 million for the six months ended July 5, 1998, primarily as a result of the bank debt incurred in connection with the SLI, B.V. acquisition. Interest income, net, was generated for the six months ended July 6, 1997, primarily from the investment of unused proceeds received from the Company's public offering in October 1996.

         Other (income) expense. Other income decreased from ($1.5) million for the six months ended July 6, 1997 to ($143,000) for the six months ended July 5, 1998. Substantially all of the other income for the six months ended July 5, 1998 resulted from recording the effects of foreign exchange transactions. The other income for the six months ended July 6, 1997 includes the effects of foreign exchange transactions and a $985,000 gain for the sale of 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML Fiberoptic joint venture. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $16 million for the six months ended July 6, 1997 to $20.8 million for the six months ended July 5, 1998. As a percentage of net sales, income before provision for income taxes decreased from 16.8% for the six months ended July 6, 1997 to 5.5% for the three months ended July 5, 1998, primarily as a result of the SLI, B.V. acquisition.

         Income taxes. For the six months ended July 5, 1998, the Company recorded a tax provision of $4.2 million on pretax income of $20.8 million, for an effective rate of 20%, compared to an effective rate of 32.9% for the six months ended July 6, 1997. The lower tax rate in the current year is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards, attributable to the acquisition of SLI, B.V. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth and ongoing capital expenditures. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock. In October 1996, the Company completed a public offering pursuant to which the Company issued and sold 5,287,125 shares of its Common Stock and received net proceeds of approximately $98.3 million. The Company used the net proceeds from such offering to reduce debt, and to expand its manufacturing infrastructure primarily through acquisitions and capital expenditures.

         The Company's cash on hand as of July 5, 1998 was $21.1 million. Net cash provided by operating activities was $11.8 million for the six months ended July 5, 1998 and the cash used in investing activities totaled $48.8 million. The investing activities for the period included primarily acquisitions totaling approximately $23.7 million, and capital expenditures totaling $28.9 million. For the same period net cash provided by financing activities aggregated $5.7 million, which included payments of long-term debt borrowings totaling $11.9 million, cash provided through proceeds of short term debt totaling $1.1 million, proceeds of long-term debt totaling $14.1 million and proceeds from the exercise of stock options totaling $2.4 million.

         The Company has a $250 million multi-currency revolving credit facility, which includes (i) a $50 million Non-US-dollar borrowing facility and
(ii) a $15 million letter of credit facility. The facility terminates and is repayable in full on August 30, 2002. As of July 5, 1998, approximately $185 million was outstanding under the revolving credit facility including borrowings denominated in US dollars, German deutschemarks, Belgium franc and Japanese yen. The face amount of letters of credit issued and outstanding under the Credit Facility totaled approximately $9 million.

         The Company conducts business in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on the Company's business. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company has significant operations in Europe and, to a lesser extent, in Latin America. The introduction of a single European currency is expected to reduce the currency risks associated with inter-European transactions. However, risks will remain with respect to transactions with customers or suppliers outside of the zone covered by the single European currency. The Company's operations in Latin America are carried out primarily in Brazil, Costa Rica and Colombia. Although currently not classified as a hyper-inflationary country, Brazil has been classified as such in the past.

         The Company believes that cash from operations and borrowings available under the Company's revolving credit facility will be sufficient to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures for the six months ended July 5, 1998 amounted to $28.9 million, not including acquisitions. During the next twelve months, capital expenditures are expected to approximate $35 million, assuming that the Company does not make any acquisitions.

SEASONALITY

         As a result of the acquisition of SLI, B.V., it is expected that the Company's operations will experience certain seasonal patterns. Generally, SLI, B.V.'s sales have been highest in the fourth quarter of each year due to abbreviated daylight hours in the Northern Hemisphere and increased holiday light usage.

                           SLI, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Items 1-5         None


Item 6            Exhibit 27.1 - Restated Financial Data Schedule (For SEC Use
                                 Only)
                  Exhibit 27.2 - Financial Data Schedule (For SEC Use Only)




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    SLI, Inc.


                                    By:    /s/ Frank M. Ward
                                       ------------------------------
                                       Frank M. Ward, President and
                                       Chief Executive Officer
Date:  August 17, 1998




                                    By:    /s/ Richard F. Parenti
                                       -------------------------------
                                       Richard F. Parenti,
                                       Chief Accounting Officer
Date:  August 17, 1998