Form 10-Q
period 1998-10-04
SLI INC
filed 1998-11-18
CIK 942138

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1998

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

Yes    [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of October 4, 1998, 29,046,296 shares of Registrant's Common Stock $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                            SLI, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              October 4,     November 30,
                                                                                 1998           1997
                                                                                 ----           ----
                                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                               $  13,777      $  73,416
       Accounts receivable, net                                                  150,194        140,380
       Inventories                                                               148,752        124,086
       Prepaid expenses and other                                                 20,458         12,120
                                                                               ---------      ---------
            Total current assets                                                 333,181        350,002
                                                                               ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                          366,866        281,680
       Less - Accumulated depreciation                                            26,369         12,030
                                                                               ---------      ---------
                                                                                 340,497        269,650
                                                                               ---------      ---------
OTHER ASSETS:
       Goodwill, net of accumulated amortization                                   7,368          7,651
       Other intangible assets, net of accumulated amortization                   26,984         12,039
       Other assets                                                               15,976         12,319
                                                                               ---------      ---------
            Total other assets                                                    50,328         32,009
                                                                               ---------      ---------

            Total assets                                                       $ 724,006      $ 651,661
                                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Short-term debt                                                         $  32,937      $   5,432
       Current portion of long-term debt                                           8,292          9,389
       Accounts payable                                                          101,761        102,104
       Accrued income taxes payable                                                7,298          7,855
       Other accrued expenses                                                    100,581        107,616
                                                                               ---------      ---------
            Total current liabilities                                            250,869        232,396
                                                                               ---------      ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                             211,634        185,434
                                                                               ---------      ---------

OTHER LIABILITIES:
       Deferred income taxes                                                       6,514          5,532
       Other long-term liabilities                                                43,377         62,037
       Minority interests                                                          1,328            211
                                                                               ---------      ---------
            Total other liabilities                                               51,219         67,780
                                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  EQUITY:
       Common stock, $.01 par value-
          Authorized - 100,000,000 shares
          Issued - 29,046,296 and 29,301,979
          shares at October 4,1998 and November 30, 1997 respectively                290            293
       Additional paid-in capital                                                127,333        126,835
       Common stock to be issued                                                   8,419             --
       Foreign currency translation adjustment                                    10,930          2,377
       Retained earnings                                                          67,966         45,218
       Treasury stock at cost, 353,100 shares in 1998                             (4,654)        (8,672)
                                                                               ---------      ---------
            Total stockholders' equity                                           210,284        166,051
                                                                               ---------      ---------
            Total liabilities and stockholders' equity                         $ 724,006      $ 651,661
                                                                               =========      =========


See accompanying notes to the condensed financial statements.

                            SLI, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                Three Months Ended       Nine Months Ended
                                               October 4,  October 5,  October 4,  October 5,
                                                  1998        1997         1998        1997
                                                    (Unaudited)              Unaudited)
Net sales                                      $ 181,957   $  94,622    $ 560,046   $ 190,099
Cost of products sold                            125,961      66,143      388,651     133,349
                                               ---------   ---------    ---------   ---------
Gross margin                                      55,996      28,479      171,395      56,750
Selling, general and administrative expenses      42,651      20,317      129,982      35,835
Restructuring charges                                 --       2,838                    2,838
                                               ---------   ---------    ---------   ---------
Operating income                                  13,345       5,324       41,413      18,077
Other (income) expense
       Interest, net                               4,477         866       11,736        (949)
       Other, net                                    583        (117)         599      (1,573)
                                               ---------   ---------    ---------   ---------
Income before income taxes                         8,285       4,575       29,078      20,599
Income taxes                                       1,624         984        5,782       6,250
                                               ---------   ---------    ---------   ---------
Net Income                                     $   6,661   $   3,591    $  23,296   $  14,349
                                               =========   =========    =========   =========

Net income per common share - basic
       Net income per share                    $    0.23   $    0.13    $    0.81   $    0.50
                                               =========   =========    =========   =========

       Weighted average shares outstanding        29,016      28,609       28,934      28,735
                                               =========   =========    =========   =========

Net income per common share -  diluted
       Net income per share                    $    0.23   $    0.12    $    0.77   $    0.50
                                               =========   =========    =========   =========

       Weighted average shares outstanding        29,402      28,804       30,219      28,896
                                               =========   =========    =========   =========



See accompanying notes to the condensed financial statements.

                            SLI, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Nine Months Ended
                                                              -----------------
                                                          October 4,    October 5,
                                                             1998         1997
                                                             ----         ----
                                                                (unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $  (4,248)   $  (6,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property,plant, and equipment                  (39,099)      (5,746)
Proceeds from disposal of property, plant and equipment       5,975           --
Proceeds from sale of interest in subsidiary                     --        1,300
Acquisitions, net of cash acquired                          (30,024)    (161,467)
                                                          ---------    ---------
Net cash used in investing activities                       (63,148)    (165,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of lines of credit                 10,176      (27,793)
Proceeds from long-term debt borrowings                      49,532      152,395
Payments of long-term debt                                  (27,702)      (1,450)
Repurchase of common stock                                   (5,593)      (8,672)
Exercise of common stock options                             2,490          667
Capitalization of offering costs                                 --         (230)
                                                          ---------    ---------
Net cash provided by (used in) financing activities          28,903      114,917

Effect of exchange rate changes on cash                        (302)        (188)
                                                          ---------    ---------
Net increase (decrease) in cash and cash equivalents        (38,795)     (57,637)

Cash and cash equivalents, beginning of period               52,572      110,900
                                                          ---------    ---------

Cash and cash equivalents, end of period                  $  13,777    $  53,263
                                                          =========    =========

See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
                   Consolidated Notes To Financial Statements


Note 1            General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations and cash flows for the three and nine month periods ended October 4, 1998 and October 5, 1997 and (b) the financial position at October 4, 1998. Interim results are not necessarily indicative of results for a full year.

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

Note 2            Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following at October 4, 1998 and November 30, 1997 (dollars in thousands):

                                    October 4,                November 30,
                                      1998                        1997
                                      ----                        ----
Raw Materials                        $35,482                    $28,262
Work in process                       18,579                     14,693
Finished Goods                        94,691                     81,131
                                     -------                     ------
                                    $148,752                   $124,086

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

         During the three months ended October 4, 1998 and October 5, 1997, total comprehensive income amounted to $24.0 million and $4.9 million, respectively. During the nine months ended October 4, 1998 and October 5, 1997, total comprehensive income amounted to $35.0 million and $14.6 million, respectively.

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

                           SLI, Inc. and Subsidiaries
             Consolidated Notes To Financial Statements (continued)



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

Note 10  Treasury stock


         In August 1998, the board of directors authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At October 4, 1998 a total of 470,700 shares have been repurchased under this 1998 stock repurchase plan. Retirements of treasury stock, as of October 4, 1998, totaled 760,945 shares.

         As of October 4, 1998, treasury stock totaled 353,100 shares

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three months and nine months ended October 4, 1998 should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is one of three major international lighting companies that are vertically integrated designers, manufacturer and sellers of lighting systems, which are comprised of lamps, fixtures and ballasts. The Company offers a complete range of lamps (incandescent, fluorescent, high intensity discharge, halogen, miniature incandescent, neon, LED and special lamps), a comprehensive range of fixtures, ballasts and fiber optic lighting systems. The Company serves a diverse international customer base and markets, and operates 31 manufacturing facilities as well as 30 sales offices and distribution facilities in more than 30 countries.

         In fiscal 1997, the Company acquired Sylvania Lighting International B.V. (SLI, B.V.), the third largest lighting company in Europe, for $161.5 million in cash, which was financed with a combination of proceeds of sales of the Company's common stock, bank borrowings and cash flows from operations. In addition, the Company made the following acquisitions in fiscal 1997: (i) Gustav Bruckner GmbH ("Bruckner"), an engineer, designer and manufacturer of automated lamp making equipment; (ii) PLP, a manufacturer of magnetic and electronic ballasts; (iii) Solium, Inc. ("Solium"), a designer and manufacturer of electronic ballasts; and (iv) a minority stake in Electro-Mag International, Inc. ("Electro-Mag"), which owns certain ballast technology. In fiscal 1998, the Company acquired four lighting companies engaged in the manufacture of lamps and also required the remaining outstanding capital stock of Electro-Mag.

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

RESULTS OF OPERATIONS

Three months ended October 4, 1998 compared to the three months ended October 5, 1997.

         Net sales. Net sales increased 92.3% from $94.6 million for the three months ended October 5, 1997 to $182.0 million for the three months ended October 4, 1998. Included in the three months ended October 4, 1998 was a full quarter of sales contribution from SLI, B.V., totaling $128.2 million, compared to one month in the 1997 quarter, totaling $44.2 million.

         Gross Margin. Gross margin increased 96.6% from $28.5 million for the three months ended October 5, 1997 to $56.0 million for the three months ended October 4, 1998, due primarily to the increase in sales volume attributed to the SLI, B.V. acquisition. Gross margin, as a percentage of net sales, increased from 30.1% for the three months ended October 5, 1997 to 30.8%, for the three months ended October 4, 1998. The SLI, B.V. gross margin, as a percentage of SLI, B.V. sales, was 30.6% for the three months ended October 4, 1998. The Company expects SLI, B.V.'s gross margin percentage to improve as restructuring plans developed at the time of such acquisition are fully implemented. The Company's gross margin percentage is subject to the impact of seasonality and product mix.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $20.3 million for the three months ended October 5, 1997 to $42.7 million for the three months ended October 4, 1998. This increase was largely due to the impact of the SLI, B.V. acquisition. As a percentage of net sales, selling, general and administrative expenses increased from 21.5% for the three months ended October 5, 1997 to 23.4% for the three months ended October 4, 1998, primarily as a result of the SLI, B.V. acquisition. The Company's strategy is to decrease selling, general and administrative expenses at SLI, B.V. through implementation of restructuring plans developed and accrued for at the time of such acquisition. Additionally, the Company seeks to decrease the selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of SLI, B.V. as a base for further sales growth.

         In the quarter ended October 5, 1997, the Company approved restructuring plans, which resulted in charges of $2.8 million. The restructuring included the plant closure, personnel termination, and asset liquidation of the lamp-making operation of CML Europe, which became redundant due to the SLI B.V. acquisition. The facility's land and building was sold, and the equipment was sold or scrapped. Employee severance cost at the Company's Badalex (U.K.) machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed.

         Interest (income) expense, net. Interest expense, net, increased from $866,000 for the three months ended October 5, 1997 to interest expense, net, of $4.5 million for the three months ended October 4, 1998, primarily as a result of the bank debt incurred in connection with the SLI, B.V. acquisition.

     Other (income) expense. Other income decreased from ($117,000) for the three months ended October 5, 1997 to other expense of $583,000 for the three months ended October 4, 1998. Included in other (income) expense for the three months ended October 4, 1998 was a loss on sale of assets totaling $408,000. Substantially all of the remainder of other (income) expense resulted from recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $4.6 million for the three months ended October 5, 1997 to $8.3 million for the three months ended October 4, 1998. As a percentage of net sales, income before provision for income taxes decreased from 4.8.% for the three months ended October 5, 1997 to 4.6% for the three months ended October 4, 1998, primarily as a result of the SLI, B.V. acquisition.

         Income taxes. For the three months ended October 4, 1998, the Company recorded a tax provision of $1.6 million on pretax income of $8.3 million, for an effective rate of 20%, compared to an effective rate of 22% for the three months ended October 5, 1997. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.


Nine months ended October 4, 1998 compared to the nine months ended October 5, 1997.

         Net sales. Net sales increased 194.6% from $190.1 million for the nine months ended October 5, 1997 to $560.0 million for the nine months ended October 4, 1998. This increase was primarily attributable to the SLI, B.V. acquisition which accounted for $361.7 million of the increase in net sales. Net sales for SLI B.V. totaled $405.9 for the nine months ended October 4, 1998 compared to $44.3 million for the one month included in the nine months ended October 5, 1997.

         Gross Margin. Gross margin increased 202.0% from $56.8 million for the nine months ended October 5, 1997 to $171.4 million for the nine months ended October 4, 1998, due primarily to the increase in sales volume attributed to the SLI, B.V. acquisition. Gross margin, as a percentage of net sales, increased from 29.9% for the nine months ended October 5, 1997 to 30.6%, for the nine months ended October 4, 1998. The SLI, B.V. gross margin, as a percentage of SLI, B.V. sales, was 30.9% for the nine months ended October 4, 1998. The Company expects SLI, B.V.'s gross margin percentage to improve as restructuring plans developed at the time of such acquisition are implemented. The Company's gross margin percentage is subject to the impact of seasonality and product mix.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $35.8 million for the nine months ended October 5, 1997 to $130.0 million for the nine months ended October 4, 1998. This increase was largely due to the impact of the SLI, B.V. acquisition. As a percentage of net sales, selling, general and administrative expenses increased from 18.9% for the nine months ended October 5, 1997 to 23.2% for the nine months ended October 4, 1998, primarily as a result of the SLI, B.V. acquisition and one time charges totaling $525,000 related to a proposed public offering withdrawn in May 1998. The Company's strategy is to decrease selling, general and administrative expenses at SLI, B.V. through implementation of restructuring plans developed and accrued for at the time of such acquisition. Additionally, the Company seeks to decrease the selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of SLI, B.V. as a base for further sales growth.

         In the quarter ended October 5, 1997, the Company approved restructuring plans, which resulted in charges of $2.8 million. The restructuring included the plant closure, personnel termination, and asset liquidation of the lamp-making operation of CML Europe, which became redundant due to the SLI B.V. acquisition. The facility's land and building was sold, and the equipment was sold or scrapped. Employee severance cost at the Company's Badalex (U.K.) machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed.


         Interest (income) expense, net. Interest expense, net, increased from interest income, net, of ($1.0) million for the nine months ended October 5, 1997 to interest expense, net, of $11.7 million for the nine months ended October 4, 1998, primarily as a result of the bank debt incurred in connection with the SLI, B.V. acquisition. Interest income, net, was generated for the nine months ended October 5, 1997, primarily from the investment of unused proceeds received from the Company's public offering in October 1996.

         Other (income) expense. Other income decreased from ($1.6) million for the nine months ended October 5, 1997 to other expense of $599,000 for the nine months ended October 4, 1998. Included in other (income) expense for the nine months ended October 4, 1998 was a loss on sale of assets totalling $408,000. Substantially all of the remainder of other (income) expense resulted from recording the effects of foreign exchange transactions. The other income for the nine months ended October 5, 1997 includes the effects of foreign exchange transactions and a $985,000 gain recognized upon the sale of 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML

Fiberoptic joint venture. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $20.6 million for the nine months ended October 5, 1997 to $29.1 million for the nine months ended October 4, 1998. As a percentage of net sales, income before provision for income taxes decreased from 10.8% for the nine months ended October 5, 1997 to 5.2% for the nine months ended October 4, 1998, primarily as a result of the SLI, B.V. acquisition.

         Income taxes. For the nine months ended October 4, 1998, the Company recorded a tax provision of $5.8 million on pretax income of $29.1 million, for an effective rate of 20%, compared to an effective rate of 30% for the nine months ended October 5, 1997. The lower tax rate in the current year is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards, attributable to the acquisition of SLI, B.V. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth and ongoing capital expenditures. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock.

         The Company's cash on hand as of October 4, 1998 was $13.8 million. Net cash used in operating activities was $4.2 million for the nine months ended October 4, 1998 and the cash used in investing activities totaled $63.1 million. The investing activities for the period included primarily acquisitions totaling approximately $30.0 million, and capital expenditures totaling $39.0 million. For the same period net cash provided by financing activities aggregated $28.9 million, which included payments of long-term debt borrowings totaling $27.7 million, repurchases of common stock totaling $5.6 million, cash provided through proceeds of short term debt totaling $10.2 million, proceeds of long-term debt totaling $49.5 million and proceeds from the exercise of stock options totaling $2.5 million.

         The Company has a $250 million multi-currency revolving credit facility, which includes (i) a $50 million Non-US-dollar borrowing facility and
(ii) a $15 million letter of credit facility. The facility terminates and is repayable in full on August 30, 2002. As of October 4, 1998, approximately $202.3 million was outstanding under the revolving credit facility including borrowings denominated in US dollars, German deutschemarks, Belgian franc and Japanese yen. The face amount of letters of credit issued and outstanding under the Credit Facility totaled approximately $8.4 million.

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

         As part of management's continuing evaluation and finalization of the purchase accounting accruals related to SLI B.V., $11.5 million of the amount initially recorded was reversed in the third quarter of 1998. This resulted in an offsetting reduction to fixed assets, which were written up in purchase accounting.

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

                           SLI, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Items 1-5         None


Item 6            (a) Exhibits

                      27.1 Financial Data Schedule (For SEC Use Only)
                      27.2 Restated Financial Data Schedule (For SEC Use Only)





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       SLI, Inc.


                                       By:    /s/ Frank M. Ward
                                              ----------------------------------
                                              Frank M. Ward, President and Chief
                                              Executive Officer
Date:  November 18, 1998




                                       By:    /s/ Richard F. Parenti
                                              ----------------------------------
                                              Richard F. Parenti,
                                              Chief Accounting Officer
Date:  November 18, 1998