Form 10-K/A
period 1997-11-30
SLI INC
filed 1999-03-03
CIK 942138

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-K/A No. 1


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended NOVEMBER 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________


Commission File Number: 0-5848

                                   SLI, Inc.
                    (Formerly Chicago Miniature Lamp, Inc.)
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


      Securities registered under Section 12(g) of the Exchange Act: None

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
                                               =====        =====        =====

Year ended November 30, 1997 compared to year ended December 1, 1996

         Net sales. Net sales increased from $94.2 million for the year ended December 1, 1996 to $330.0 million for Fiscal 1997. This increase was primarily attributable to the impact of the PLP and SLI, B.V. acquisitions and to a lesser extent, growth from existing operations. Net sales of PLP totaled $70.5 million from January 31, 1997 (the effective date of acquisition) to November 30, 1997 and net sales of SLI, B.V. totaled $149.2 million from September 1, 1997 (the effective date of acquisition) to November 30, 1997. The Company's strategy of integrating acquisitions can affect sales comparisons as existing capacity is utilized for internal purposes.

         Gross margin. Gross margin increased from $33.0 million for the year ended December 1, 1996 to $98.0 million for Fiscal 1997, due primarily to the increase in sales volume attributable to the PLP and SLI, B.V. acquisitions. PLP contributed $15.0 million to the total gross margin from the date of acquisition and the gross margin of SLI, B.V. was $47.7 million for the period from the date of acquisition to November 30, 1997. Gross margin, as a percentage of net sales, decreased from 35.1% for the year ended December 1, 1996 to 29.7% for Fiscal 1997, due primarily to the impact of the lower gross margin of the ballast business of PLP, which business has traditionally had lower gross margins than the Company's other products. This gross margin percentage is expected to improve as restructuring plans developed at the time of acquisition are implemented.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $14.6 million for the year ended December 1, 1996 to $65.5 million for Fiscal 1997. This increase was largely due to the impact of the PLP and SLI, B.V. acquisitions. As a percentage of net sales, selling, general and administrative expenses increased from 15.4% for the year ended December 1, 1996 to 19.8% for Fiscal 1997, primarily as a result of the impact of the PLP and SLI, B.V. acquisitions. The Company's strategy is to decrease selling, general and administrative expenses attributable to the acquired companies through restructuring plans which are currently being implemented.

         In fiscal 1997, and in connection with the acquisition of SLI B.V., the Company developed and approved restructuring plans for existing operations, which resulted in charges of approximately $5.1 million. The restructuring included the plant closure, personnel termination, and asset liquidation of the lamp-making operation of CML Europe, which became redundant due to the SLI B.V. acquisition. The facility's land and building was sold, and the equipment was sold or scrapped. Employee severance cost at the Company's Badalex (U.K.) machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed. Substantially, this entire restructuring plan has been completed. The cash, for the remaining restructuring, will be expended prior to the end of 1998. The Company expects to realize approximately $3.0 million in cost savings over the next two-year period as a result of reduced employee expense of $2.9 million and reduced depreciation expense of $60,000.

         The Company believes that these restructuring plans are a necessary action based on the exiting of these activities and are required to maintain a competitive position. See Note 8 of "Notes to the Company's Consolidated Financial Statements".

         Interest expense, net. Interest expense, net, increased from $301,000 for the year ended December 1, 1996 to $1,156,000 for Fiscal 1997, primarily as a result of the bank financing in connection with the acquisition of SLI, B.V. Interest income of approximately $4.1 million was generated in Fiscal 1997, primarily from the investment of $98.3 million in proceeds from the Company's public offering completed in October 1996. A portion of these proceeds was used during the year for the PLP and SLI, B.V. acquisitions ($65.0 million), the repurchase of Common Stock ($8.7 million) and for other capital expenditures.

         Other income. Other income increased from $1.3 million in the year ended December 1, 1996 to $2.3 million in Fiscal 1997. This increase included a $985,000 gain from the sale by CML Fiberoptics to Schott Corporation ("Schott") of a 49% interest in a newly-created entity, Schott-CML Fiberoptics, LLC. See "Business -- Joint Venture." The remainder of the increase and substantially all of the remaining balance of other income for Fiscal 1997 was the result of recording the effects of foreign exchange transactions.

         Income before income taxes. As a result of the above factors, income before provision for income taxes increased from $19.5 million for the year ended December 1, 1996 to $28.5 million for Fiscal 1997. As a percentage of net sales, income before provision for income taxes decreased from 20.7% for the year ended December 1, 1996, to 8.6% for Fiscal 1997.

         Income taxes. For Fiscal 1997, the Company recorded a tax provision of $7.6 million on pre-tax income of $28.5 million, for an effective rate of 26.6%, compared to a tax provision of $6.0 million on pre-tax income of $19.5 million, for an effective rate of 31.0%, for the year ended December 1, 1996. The lower effective tax rate in Fiscal 1997 was due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards, attributable to the acquisition of SLI, B.V. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company. See Note 5 of Notes to the Company's Consolidated Financial Statements.

Year ended December 1, 1996 compared to year ended December 3, 1995

         Net sales. Net sales increased from $57.4 million for the year ended December 3, 1995 to $94.2 million for the year ended December 1, 1996. This increase in sales was primarily attributable to the impact of the Prior Acquisitions, growth in market share and continued customer development. The Prior Acquisitions accounted for $29.8 million of the increase in net sales. A number of the Company's Prior Acquisitions were not included in the operations of the Company for the year ended December 3, 1995.

         Gross margin. Gross margin increased from $20.7 million for the year ended December 3, 1995 to $33.0 million for the year ended December 1, 1996, due primarily to the increase in sales volume resulting from the Prior Acquisitions. Gross margin, as a percentage of net sales, decreased from 36.0% for the year ended December 3, 1995 to 35.5% for the year ended December 1, 1996, due to a change in product mix and the impact of lower margins at the companies acquired in the Prior Acquisitions.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $8.5 million for the year ended December 3, 1995 to $14.6 million for the year ended December 1, 1996. This increase was largely due to the impact of the Prior Acquisitions. As a percentage of net sales, selling, general and administrative expenses increased from 14.7% for the year ended December 3, 1995 to 15.4% for the year ended December 1, 1996, primarily as a result of the impact of the Prior Acquisitions.

         Interest expense, net. Interest expense, net, decreased from $803,000 for the year ended December 3, 1995 to $301,000 for the year ended December 1, 1996, primarily as a result of the reduction of outstanding debt in June 1995 from the application of a portion of the net proceeds from the Company's initial public offering and cash flow from operations. This reduction in debt was offset by new debt incurred to finance certain acquisitions. Interest income of approximately $600,000 was generated from the investment of the proceeds from the public offering completed in October 1996.

         Other income. Other income increased from $47,000 for the year ended December 3, 1995 to $1,294,000 for the year ended December 1, 1996. Substantially all of this increase in income resulted from recording the effects of foreign exchange transactions. The Company made yen-denominated borrowings at favorable interest rates, which debt was marked to market at the existing exchange rates as of the reporting dates, and resulted in an unrealized gain of $440,000 in the year ended December 1, 1996.

         Income before income taxes. As a result of the above factors, income before provision for income taxes increased from $11.5 million for the year ended December 3, 1995 to $19.5 million for the year ended December 1, 1996. As a percentage of net sales, income before provision for income taxes increased from 20.0% for the year ended December 3, 1995 to 20.7% for the year ended December 1, 1996.

         Income taxes. For the year ended December 1, 1996, the Company recorded a tax provision of $6.0 million on pre-tax income of $19.5 million, for an effective rate of 31%, compared to a tax provision of $3.0 million on pre-tax income of $11.5 million, for an effective rate of 26%, for the year ended December 3, 1995. The higher tax rate for the year ended December 1, 1996 was due to the increase in pre-tax income generated in countries with tax rates higher than those for the U.S.

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

         As of November 30, 1997, the Company's cash on hand was $73.4 million. For Fiscal 1997, net cash provided by operating activities was $31.7 million compared to net cash provided by operating activities of $400,000 for fiscal 1996. The increase was a result of increased net income ($8 million) and an increase in accounts payable and long-term liabilities primarily for SLI, B.V. since the date of acquisition ($24 million).

         The accounts payable increase related to the timing of purchases and payments. For Fiscal 1997, cash used in investing activities totaled $189.3 million. The investing activities included primarily (i) the Bruckner and PLP acquisitions in connection with which the Company paid an aggregate amount of approximately $25.0 million and (ii) the SLI, B.V. acquisition in connection with which the Company paid approximately $161.5 million. Net cash provided by financing activities in Fiscal 1997 aggregated $121.9 million, which included $132.4 million in borrowings under the Company's credit facilities net of, among other things, repurchases of Common Stock totaling $8.7 million.

         In connection with the acquisition of SLI, B.V., the Company entered into a new bank financing agreement. The agreement provides for a $250.0 million revolving credit facility, which includes (i) a $50.0 million foreign currency facility and (ii) a $15.0 million letter of credit facility. These credit facilities mature on August 30, 2002. The Company used $40.0 million of internal cash on hand and borrowed approximately $121.5 million under the revolving credit facility to finance the acquisition of SLI, B.V. Additionally, the Company borrowed approximately $61.9 million under the revolving credit facility to refinance indebtedness of the Company and certain of its subsidiaries and to pay various expenses incurred in connection with the acquisition of SLI, B.V. As of November 30, 1997, the Company had available borrowings of approximately $66.6 million under the bank financing agreement. The face amount of letters of credit issued under the bank financing agreement totaled approximately $3.4 million at such date.

         In connection with the purchase price accounting for the acquisition of SLI B.V., the Company recorded a provision for reorganization pursuant to an initial plan put in place at the time of acquisition, amounting to $25.0 million. The reorganization plan includes employee terminations in Europe, Latin America, Australia and Asia and the closure of leased warehouses and administrative facilities. The warehouse closures will occur in France, Belgium and Scandinavia, and the administrative closures will occur in Switzerland, France, Austria and Benelux. The purchase liabilities include severance costs, remaining payments on non-cancelable operating leases, costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating the facilities. The costs in connection with this reorganization plan will be incurred over the next two years and will be paid from cash provided by operations. The Company expects to realize savings of approximately $18 million by 1999 as a result of reduced employee expense of approximately $12 million, reduced lease cost of approximately $5.9 million and reduced depreciation expense of approximately $100,000.

         The Company believes that this restructuring plan is a necessary action based on the exiting of these activities and is required to maintain a competitive position. See Note 8 of "Notes to the Company's Consolidated Financial Statements".

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

         The Company believes that cash from operations and borrowings available under the Company's revolving credit facility will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months and for the foreseeable future thereafter.

NET OPERATING LOSS CARRY FORWARDS

         SLI, B.V. had net operating loss ("NOL") carryforwards for tax purposes of approximately $136 million at November 30, 1997, of which approximately $37.9 million expire through 2007 and $98.1 million do not expire. Approximately 25% of these NOL carryforwards relate to operations in France (a portion of which expire through 2002), approximately 25% relate to operations in Belgium (which do not expire) and the remaining NOL carryforwards relate to operations in various other tax jurisdictions outside the United States.

SEASONALITY

         As a result of the acquisition of SLI, B.V., it is expected that the Company's operations will experience certain seasonal patterns. Generally, SLI, B.V.'s sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

IMPACT OF YEAR 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations of the Company.

         The Company will utilize both internal and external resources to reprogram or replace and test the software for the year 2000 modifications. The Company anticipates completing the year 2000 project no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The total cost of the year 2000 project is estimated at $3.3 million and is anticipated to be funded through the Company's operating cash flows.

         The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived by utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         The Company is communicating with customers, suppliers, financial institutions and other vendors with which it does business to coordinate year 2000 conversion efforts. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

                         Report of Independent Auditors

The Board of Directors and Shareholders
SLI, Inc. (formerly Chicago Miniature Lamp, Inc.)

We have audited the accompanying consolidated balance sheets of SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and subsidiaries as of November 30, 1997 and December 1, 1996, and consolidated statements of income, stockholders' equity, and cash flows for the years ended November 30, 1997, December 1, 1996, and December 3, 1995. Our audits also included the financial statement schedule for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chicago Miniature Lamp (Canada), Inc., a wholly owned subsidiary, which statements reflect total assets of $10,469,000 and $9,887,000 as of November 30, 1997 and December 1, 1996, respectively, and total revenues of $14,605,000 and $13,031,000 for the years ended November 30, 1997 and December 1, 1996 and $7,064,000 for the period from March 30, 1995 (date of acquisition) to December 3, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Chicago Miniature Lamp (Canada), Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and subsidiaries at November 30, 1997 and December 1, 1996, and the consolidated results of their operations and their cash flows for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Chicago, Illinois
January 9, 1998,
except for the 1998 stock split as described in Note 2, as to which the date is, February 11, 1998

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries


                          Consolidated Balance Sheets
                (Dollars in Thousands, Except Share Amounts)


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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries


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

Selling, general, and administrative
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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries
                   Notes to Consolidated Financial Statements

1. ORGANIZATION AND ACQUISITIONS

SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) (an Oklahoma corporation) and subsidiaries (collectively, the Company) designs, manufactures and sells lighting systems which are comprised of lamps, fixtures and ballasts. The Company offers a complete range of lamps (incandescent, flourescent, compact flourescent, high intensity discharge, halogen, miniature incandescent, neon, LED's, and special lamps), a near complete range of fixtures, and fiber optic lighting systems. The Company serves a diverse international customer base and markets, has major plants in 13 countries and operates throughout the world.

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

On December 1, 1995, the Company acquired all of the outstanding stock of Electro Fiberoptics, Inc. for $1.6 million in cash. This acquisition was made through the Company's wholly owned subsidiary, CML Fiberoptics, Inc. (Fiberoptics). Subsequently, Fiberoptics contributed substantially all of its net assets (approximately $500,000) to a newly formed L.L.C. In January 1997, the Company entered into a joint venture agreement with Schott Corporation whereby Schott Corporation acquired a 49% interest in the newly formed L.L.C. (Schott CML Fiberoptics L.L.C.) for $1.3 million.

In December 1995, the Company through Badalex acquired certain assets of Phoenix Lighting (UK) Limited (CML Europe) for approximately $2,400,000 in cash.

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

Effective September 1, 1997, the Company acquired all the outstanding capital stock of Sylvania Lighting International, B.V. and its subsidiaries (SLI B.V.) for $161.5 million in cash financed with the Company's cash and a new credit facility (Note 4). SLI B.V. is an integrated designer, manufacturer, and seller of lighting systems. SLI B.V. has a total of 13 manufacturing facilities in Europe, Latin America, and Australia and sells to customers throughout the world.

In September 1997, the Company, through Alba, acquired an additional 38% of A&S Electric s.r.o., Czech Republic for DM 150,000 and 4,500 shares of common stock of the Company (total consideration of approximately $185,000).

On November 24, 1997, the Company acquired certain assets of Solium, Inc. for $2,500,000 in cash.

For financial reporting purposes, each acquisition was accounted for as a purchase, and the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value existing at the date of acquisition. The excess of purchase price over fair market value of net assets acquired is reflected in the accompanying consolidated balance sheets as goodwill. The PLP and SLI B.V. allocations are based on preliminary information and are subject to adjustment. Any adjustment is not anticipated to be material.

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired related to the business acquisitions described in Note 1. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization is approximately $593,000 and $377,000 at November 30, 1997 and December 1, 1996, respectively. Amortization expense was approximately $216,000, $200,000, and $53,000, for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, respectively. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced to the amount of estimated undiscounted cash flows if it becomes probable that the Company's best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. There have been no adjustments to the carrying amounts of goodwill resulting from these evaluations.

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

WARRANTY COSTS

PLP provides a limited warranty on all of its products. The warranty period is two years from the date of manufacture for magnetic ballasts and five years (three years prior to June 1994) from the date of manufacture for electronic ballasts. Under the terms of the warranty policy, PLP will replace any ballast that fails during the warranty period. Provision for the estimated warranty costs is made in the period in which such costs become probable. As a result of the change in the length of the warranty period in 1994 and changes in the product design, PLP has limited history for electronic ballasts from which warranty costs may be estimated. It is therefore reasonably possible that actual warranty costs may differ from the amount accrued in the accompanying balance sheet, however, an estimate of any additional possible loss cannot be made.

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense. Upon termination of interest rate swap agreements any resulting gain or loss is recognized over the remaining term of the underlying debt obligation.

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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
                                                   =============================

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt (Note 13).

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
                                                               --------
                                                               $200,255
                                                               ========

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

The expiration dates of operating loss carryforwards at November 30, 1997 are as follows (dollars in thousands):

1998........................................................  $  5,044
1999........................................................     7,962
2000........................................................     2,757
2001........................................................     1,245
2002........................................................       770
No expiration date..........................................   120,494
                                                              --------
                                                              $138,272
                                                              ========

Tax benefits subsequently realized which are related to deferred tax assets with a valuation allowance recorded in connection with a business acquisition will first reduce goodwill and other non-current intangible assets related to the acquisition to zero and any remaining tax benefit will be accounted for in the current statement of operations.

6.  ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

                                             NOVEMBER 30         DECEMBER 1
                                                1997                1996
                                             ------------------------------

         Payroll and related expenses          $ 27,596            $   319
         Warranty and customer rebates           27,036                  -
         Restructuring expenses                  17,147                  -
         Value-added taxes payable                7,249                  -
         Other                                   28,588             12,588
                                             ------------------------------
                                               $107,616            $12,907
                                             ==============================

7.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                             NOVEMBER 30         DECEMBER 1
                                                1997                1996
                                             ------------------------------

         Pension                                $18,240             $    -
         Restructuring expenses                  18,831                  -
         Other                                   24,966              1,542
                                             ==============================
                                                $62,037             $1,542
                                             ==============================

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

8.  RESTRUCTURING

In fiscal 1997, the Company approved restructuring plans in connection with existing operations, which resulted in charges of approximately $5.1 million. The restructuring included the plant closure, personnel termination, and asset liquidation of the lamp-making operation of CML Europe, which became redundant due to the SLI B.V. acquisition. The facility's land and building was sold, and the equipment was sold or scrapped. Employee severance cost at the Company's Badalex (U.K.) machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed.

Severance costs of $3.5 million relate to the elimination of redundancies of 92 employees at CML Europe, 67 employees at Badalex (U.K.) and 23 employees at the Illinois location.

Noted below are the restructuring charge components for existing operations as of November 30, 1997.

                                                                     Remaining
                                     Total          Incurred       Restructuring
                                 Restructuring       Charges          Charge
                                     Charge          to-date         Available
                                 -------------      ---------      -------------
Severance costs                    $3,490,000      $1,890,000       $1,600,000
Disposal of land and building         200,000         200,000               --

Loss on liquidation of
  redundant fixed assets            1,410,000       1,410,000               --
                                   ----------      ----------       ----------
                                   $5,100,000      $3,500,000       $1,600,000

In addition to the above, in fiscal 1997, the Company approved a restructuring plan as part of the SLI B.V. acquisition, effective September 1, 1997, which resulted in reorganization accruals of $25.0 million. The liabilities were recorded as part of the purchase accounting for SLI B.V. and included the following:

i. Severance costs of $16.8 million are related to the termination of 244 employees in Europe, 260 employees in Latin America, 20 employees in Australia and 23 employees in Asia. Approximately, $600,000 of severance cost was paid as of November 30, 1997.

ii. Involuntary relocation costs of SLI B.V., the acquired entity, total $2.1 million.

iii. Costs of $6.1 million are associated with the closure of leased warehouse and administrative facilities. These costs represent remaining payments on non-cancelable operating leases (which expire in year 2000), costs to return the facilities to the condition at the outset of the lease, and the write-off of the remaining net book value of leasehold improvements. Accrued lease costs are for costs to be incurred subsequent to the Company vacating the facilities. The warehouse closures will occur in France, Belgium and Scandinavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. As of November 30, 1997, there was no utilization of this accrual.

9.  COMMITMENTS

LEASES

The Company leases certain facilities and equipment under operating lease and sublease agreements that expire at various dates from the current year to 2010. As of November 30, 1997, the aggregate minimum future commitments under operating leases are as follows (dollars in thousands):

         1998                                         $ 5,277
         1999                                           4,292
         2000                                           3,020
         2001                                           2,317
         2002                                           1,813
         Thereafter                                     4,977
                                                      ========
                                                      $21,696
                                                      ========

Rent expense for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, was $2,846,000, $948,000 and $593,000, respectively.

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

The table below summarized option activity through November 30, 1997:

                                                                                WEIGHTED-
                                                               RANGE OF          AVERAGE
                                                NUMBER OF      EXERCISE         EXERCISE
                                                 OPTIONS        PRICES            PRICE
                                                -----------------------------------------
Outstanding at November 27, 1994                        -                 -           -
Options granted during 1995                       517,500    $  5.555-7.889    $  6.471
                                                ---------

Outstanding at December 3, 1995                   517,500       5.555-7.889       6.471
Options granted during 1996                       339,750      9.111-15.554      13.257
Options exercised during 1996                    (116,391)      5.555-7.167       6.440
Options canceled during 1996                     (198,752)      5.555-9.111       7.568
                                                ---------

Outstanding at December 1, 1996                   542,107      5.555-15.554      10.328
Options granted during 1997                     3,086,700     12.917-18.667      17.810
Options exercised during 1997                    (111,606)     5.555-12.667       8.449
Options canceled during 1997                      (61,425)    12.667-18.667      14.165
                                                =========
Outstanding at November 30, 1997                3,455,776      5.555-18.667      17.003
                                                =========

     Information with respect to stock options outstanding and stock options exercisable at November 30, 1997, is as follows:

                                                                OPTIONS OUTSTANDING
                                                     ------------------------------------------
                                                                    WEIGHTED
                                                                     AVERAGE
                                                       NUMBER       REMAINING       WEIGHTED
RANGE OF                                             OUTSTANDING   CONTRACTUAL      AVERAGE
EXERCISE PRICES                                      AT 11/30/97      LIFE       EXERCISE PRICE
---------------                                      -----------   -----------   --------------
$ 5.555 -  7.889...................................     193,077     7.6 years       $ 6.051
  9.111 - 13.333...................................     274,500     9.1              12.466
 15.167 - 18.667...................................   2,988,199     9.6              18.127
                                                      ---------
                                                      3,455,776
                                                      =========

                                                                  OPTIONS EXERCISABLE
                                                              ----------------------------
                                                                NUMBER         WEIGHTED
RANGE OF                                                      EXERCISABLE      AVERAGE
EXERCISE PRICES                                               AT 11/30/97   EXERCISE PRICE
---------------                                               -----------   --------------
$ 5.555 -  7.889............................................    148,117        $ 6.203
  9.111 - 13.333............................................    139,500         11.680
 15.167 - 18.667............................................     68,148         15.737
                                                                -------
                                                                355,765
                                                                =======

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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


       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

Foreign Exchange Risk Management

The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts (forward contracts). Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in income. Gains and losses on forward contracts hedging firm foreign currency commitments are deferred off-balance sheet and included as a component of the related transaction, when recorded; however, a loss is not deferred if deferral would lead to the recognition of a loss in future periods. The aggregate foreign exchange gains recorded in 1997 and 1996 were approximately $1,664,000 and $1,283,000, respectively and have been included in other income.

The forward contracts have maturities of one to 12 months. The counterparties to the Company's forward contracts consist of a number of major international financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and management believes they present no significant credit risk to the Company.

The following table summarizes by major currency the contractual amounts of the Company's forward contracts in U.S. dollars. Foreign currency amounts are translated at year-end rates at the respective reporting date. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies and the "sell" amounts represent the U.S. equivalent of commitments to sell foreign currencies. Some of the forward contracts involve the exchange of two foreign currencies according to local needs in foreign subsidiaries.

At November 30, 1997 and December 1, 1996, the contractual amounts were:

                                                         NOVEMBER 30,       DECEMBER 1,
                                                             1997              1996
                                                       ----------------   ---------------
                                                         BUY      SELL     BUY      SELL
                                                       -------   ------   ------   ------
                                                             (DOLLARS IN THOUSANDS)
Belgian francs.......................................  $ 6,170   $   --   $   --   $   --
Deutsche marks.......................................    8,759       --       --       --
French francs........................................    2,516       --       --       --
Swiss francs.........................................    2,179    1,236       --       --
U.S. dollars.........................................    4,695       --       --       --
Other................................................    3,290       --    8,000       --
                                                       -------   ------   ------   ------
                                                       $27,609   $1,236   $8,000   $   --
                                                       =======   ======   ======   ======

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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

Financial information as of and for the years ended November 30, 1997, December 1, 1996, and December 3, 1995, summarized by geographic area, is as follows (dollars in thousands):

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

       SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and Subsidiaries

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
-------------------------------------------------------------------------------------


See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.

                             STATEMENT OF CASH FLOWS

Year ended November 30
(with comparative figures for the year ended December 1, 1996)

                                                                               1997              1996
                                                                                  $                 $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income for the year                                                   2,304,330            1,989,627

Add charges to income not resulting in a current outlay of cash

Depreciation and amortization                                               587,045              494,518

Deferred income taxes                                                       170,000              152,907

Net loss on sale of fixed assets                                              4,975               83,643
--------------------------------------------------------------------------------------------------------
                                                                          3,066,350            2,720,695

Net decrease in accrued start-up costs                                     (333,058)            (322,871)

Net change in non-cash working capital balances                            (466,007)            (212,175)
[note 81]
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                     2,267,285            2,185,649
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Net change in due to related parties                                       (140,824)              89,513

Net change in long-term debt                                                     --             (793,400)
--------------------------------------------------------------------------------------------------------
CASH USED IN FINANCING ACTIVITIES                                          (140,824)            (703,887)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Adjustment to deferred taxes recorded upon
amalgamation                                                                 66,591                   --

Adjustment to goodwill recorded on
amalgamation                                                                 98,663                   --

Purchase of fixed assets                                                 (1,836,156)          (1,645,604)

Proceeds on disposal of fixed assets                                         35,404              234,954
--------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                        (1,635,498)          (1,410,650)
--------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE YEAR                                        490,963               71,112

Cash, beginning of year                                                     985,424              914,312
--------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                         1,476,387              985,424
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

The pension expense, all for current service costs, is $62,579 [1996 - $96,8371]. Effective July 1, 1997 the company introduced a Group Registered Retirement Savings Plan and began the process of winding-up the defined benefit plan. The accumulated net assets of the defined benefit plan will be distributed to the members for transfer to a "locked-in" Registered Retirement Savings Plan.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 1999                      SLI, INC.

                                          By: /s/  Frank M. Ward
                                             -----------------------------------
                                                  Frank M. Ward, Chief Executive
                                                  and Financial Officer


                                          By: /s/  Richard F. Parenti
                                             -----------------------------------
                                                  Richard F. Parenti,
                                                  Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Frank M. Ward                  Director                   March 1, 1999
------------------------------
Frank M. Ward


/s/  Werner Arnold                  Director                   March 1, 1999
------------------------------
Werner Arnold


/s/  Donald S. Dewsnap              Director                   March 1, 1999
------------------------------
Donald S. Dewsnap


/s/  Richard Ingram                 Director                   March 1, 1999
------------------------------
Richard Ingram


                                    Director
------------------------------
Fred Howard


/s/  Maurice B. Hare                Director                   March 1, 1999
------------------------------
Maurice B. Hare


                        INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number                     Description
23.1              Consent of Ernst & Young LLP

23.2              Consent of Hards Pearson