Form 10-K
period 1998-12-31
SLI INC
filed 1999-03-29
CIK 942138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

(MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED JANUARY 3, 1999
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____________TO ____________

                         COMMISSION FILE NUMBER 0-25848
                             ---------------------
                                   SLI, INC.
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

       Registrant's telephone number, including area code: (781)828-2948
                             ---------------------
         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ ]

     As of January 3, 1999 there were 29,346,498 shares outstanding of the registrant's Common Stock, par value $.01 per share, its only class of common stock, and the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 14,000,000 shares) was approximately $374,500,000, as computed by reference to the NYSE closing price of such common equity, $26.75, as of the same date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for use in connection with the registrant's 1999 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

GROWTH THROUGH ACQUISITIONS; INTEGRATION OF ACQUISITIONS

     The Company's growth has been, and is expected to continue to be, driven principally by acquisitions. While the Company intends to seek additional acquisition opportunities, there can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, secure financing on acceptable terms, complete acquisitions on favorable terms, successfully integrate acquired operations into existing operations, expand into new markets or obtain appropriate bank consents. There can also be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the completion of such acquisitions while the operations of the acquired businesses are being integrated into the Company's operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company's existing operations, or otherwise perform as expected. In addition, the Company competes for acquisition and expansion opportunities with companies that have substantially greater resources.

INTERNATIONAL OPERATIONS

     At January 3, 1999, the Company had 31 manufacturing facilities, as well as sales offices and distribution facilities in more than 30 countries and sells its products worldwide. For Fiscal 1998, approximately 79% and 81% of the Company's net sales and operating income, respectively, were derived from operations outside the United States. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including limitations on remittance of dividends and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, imposition of investment and other restrictions by foreign governments, trade barriers, the effects of income and withholding taxes and governmental expropriation. Although such risks have not had a material adverse effect on the Company to date, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

FOREIGN CURRENCIES AND INTEREST RATE RISK

     A significant amount of the Company's net sales are generated in foreign currencies. For Fiscal 1998, approximately 60% of the Company's net sales were denominated in European currencies, 21% in U.S. dollars, and the remaining 19% in other currencies. Costs of the Company are primarily incurred in the same currencies and in percentages which are not materially different from the net sales percentages. Since the Company's financial statements are denominated in U.S. dollars, devaluation and changes in exchange rates between the dollar and other currencies have had and will have an impact on the reported results of the Company. To date, this impact has not been material; however, no assurance can be given that such impact will not have a material adverse effect on the Company in the future. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. In addition, international operations are subject to a number of other currency risks, including, among others, currency exchange controls, transfer restrictions and rate fluctuations.

COMPETITION

     The global lighting industry in which the Company operates is highly competitive. The Company competes primarily on the basis of brand awareness, price, product quality, design and engineering, customer service and distribution strength. Competitors range from large global diversified companies such as Philips Electronics N.V. ("Philips"), General Electric Corp. ("General Electric"), Siemens A.G. ("Siemens") and its North American subsidiary, Osram-Sylvania, Inc. ("Osram"), Matsushita Corp. and Toshiba Corp. to small brokers representing Pacific Rim manufacturers. Many of these competitors offer products which are substantially identical to those offered by the Company. In addition, certain of the Company's competitors are significantly larger than the Company and devote a substantial amount of money to research and development. As a result of these competitive pressures, there can be no assurance that the Company will be able to compete effectively or increase prices in the future. Price increases by the Company, price reductions by competitors, decisions by the Company with regard to maintaining profit margins rather than market share, or other competitive or market factors or strategies could adversely affect the Company's market share or results of operations. Competition could prevent the institution of price increases or could require price reductions or increased spending on research and development and marketing and sales which could adversely effect the Company's results of operations.

SOURCES OF RAW MATERIALS

     For Fiscal 1998, the Company purchased approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and approximately 80% of its fluorescent glass tubing from Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The termination of either agreement could have a material adverse effect on the Company. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all light emitting diodes ("LEDs") used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company recently acquired a European company primarily engaged in the production of LEDs which now supplies the Company with a small portion of its LED requirements. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LEDs or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's operations.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes. While the Company believes that it is currently in material compliance with those laws and regulations, there can be no assurance that the Company will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with the Company's acquisitions of existing operating facilities or to comply with changes in existing laws and regulations (or the enforcement thereof). Such costs could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent to a significant extent upon the efforts and abilities of its President, Chief Executive Officer and principal shareholder, Mr. Frank M. Ward. The loss of the services of Mr. Ward could have a material adverse effect on the Company and may constitute a default under the Company's revolving credit facility.

OWNERSHIP AND SIGNIFICANT INFLUENCE OF PRINCIPAL SHAREHOLDERS

     Mr. Ward and trusts established for members of his immediate family own in the aggregate approximately 49% of the outstanding shares of Common Stock of the Company. As a result of such concentration of ownership, Mr. Ward and such trusts will have the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of the Company, including any business combination with an unaffiliated party, and could also affect the price that investors might be willing to pay for shares of Common Stock.

NO DIVIDENDS ANTICIPATED

     The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, cash dividend payments are prohibited under the terms of the Company's revolving credit facility until 2002.

VOLATILITY OF MARKET PRICE FOR COMMON STOCK

     From time to time, there may be significant volatility in the market price for the Common Stock. Operating results of the Company, changes in general economic conditions and the financial markets, or other developments affecting the Company or its competitors could cause the market price for the Common Stock to fluctuate substantially.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company believes that it is one of the six largest full-line lighting companies in the world and one of only three major international producers offering lamps, fixtures and ballasts. Primarily through its acquisition-based growth strategy, the Company has developed from a specialized U.S. manufacturer and supplier of neon lamps and miniature lighting products into one of the world's largest vertically integrated manufacturers and suppliers of lighting systems to the industrial, commercial and consumer markets. The Company has completed 20 acquisitions since 1992 as part of its growth strategy, with its most significant acquisition, Sylvania Lighting International, B.V. ("SLI, B.V.") being consummated in the year ended November 30, 1997 ("Fiscal 1997"). SLI, B.V. is the third largest lighting company in Europe and a major global lighting company, which sells a variety of products in its principal markets under recognized brand names, including Sylvania. The trademark Sylvania is owned by Osram-Sylvania, Inc. in the United States, Canada, Mexico and Puerto Rico and by the Company in all other jurisdictions where the name is registered.

     Primarily as a result of the Company's acquisition strategy, net sales increased from $94.2 million for the year ended December 1, 1996 ("Fiscal 1996") to $773 million for the year ended January 3, 1999 ("Fiscal 1998"). In addition, operating income increased from $18.5 million to $59.3 million over the same period. For Fiscal 1998, approximately 79% and 81% of the Company's net sales and operating income, respectively, were derived from operations outside the United States and, the sale of lamps, fixtures and ballasts accounted for approximately 51%, 23% and 10%, respectively, of total sales.

     The Company offers a complete range of lighting products throughout the world. The Company's product categories include lamps, fixtures, miniature lighting assemblies and ballasts. The lamp products produced by the Company include incandescent, fluorescent, compact fluorescent, high intensity discharge ("HID"), halogen, and special and miniature lamps. The Company's commercial and industrial fixture lines consist primarily of fluorescent ceiling mounted fixtures; its accent and decorative fixture lines range from simple downlights and spotlights to high performance lighting fixtures for art galleries and museums. Miniature lighting assemblies manufactured by the Company are used in various product applications, including automobile message centers, and aviation and telecommunications status arrays. Magnetic and electronic ballasts designed and manufactured by the Company supply power to start and operate fluorescent and HID lamps and signage products (neon displays). In addition, the Company also operates the third largest U.S. lighting maintenance service provider.

     The Company's strategy is to operate as a vertically integrated manufacturer providing "one stop" lighting solutions for its customers' lighting requirements by offering both discrete lighting components and value-added integrated products. Through its acquisition of SLI, B.V., as well as several niche businesses, the Company is able to offer its global customers extensive design, engineering and manufacturing capabilities, while at the same time providing local, responsive service. At January 3, 1999, the Company had 31 manufacturing facilities, as well as sales offices and distribution facilities, in more than 30 countries. The Company's customers include wholesalers, original equipment manufacturers ("OEMs"), retailers, architects, designers and contractors.

GROWTH STRATEGY

     The Company believes that it is well positioned to continue its growth internally and through acquisitions. Management believes that its industry knowledge, experience consummating and integrating acquisitions and its access to capital will facilitate the Company's external growth through future acquisitions both domestically and internationally. Internal growth is expected to be driven by (i) increasing sales to existing and new customers, (ii) introducing new technologies and (iii) continuing to diversify geographic operations.

     Pursue Complementary Acquisitions. The Company plans to continue to use strategic acquisitions and alliances to effect its vertical and horizontal integration strategies. Acquisitions are selected based upon their potential to
(i) augment the Company's technology, engineering and design capabilities, (ii) broaden the

Company's product offerings and channels of distribution, (iii) provide additional manufacturing facilities, (iv) access global markets, and/or (v) effect cost reduction opportunities and other operational synergies. For example, the acquisition of SLI, B.V., a large user of ballasts with no ballast manufacturing capability, produced synergistic effects for the Company and its Power Lighting Products subsidiary, a major producer of ballasts. The Company believes that its extensive knowledge of the lighting industry, combined with its experience in consummating numerous acquisitions and its access to capital, provides an important competitive advantage in identifying domestic and international acquisition opportunities and integrating the acquired operations into the Company. Further, because of the fragmented nature of many sectors of the lighting industry, the Company believes that there are many opportunities available for future acquisitions.

     Increase Sales to Existing and New Customers. The Company focuses on expanding its markets by designing, developing and marketing "one stop" lighting solutions, a strategy through which the Company seeks to capitalize on cross-selling opportunities between customers of existing and acquired businesses. The Company seeks to use its global distribution networks and recognized brand names, including Sylvania (outside the United States, Canada, Mexico and Puerto Rico), to market and sell the Company's products worldwide. Moreover, the Company's international operations have broad product lines of consumer and industrial lamps and fixtures which the Company plans to market domestically. In addition, the Company plans to aggressively market complementary products such as ballasts which can be offered with linear and compact fluorescent and HID lighting products manufactured by SLI, B.V.

     Introduce New Lighting Technologies. Through the introduction of new lighting technologies, the Company has been able to participate in the high growth and high margin segment of the lighting market. Further, because lighting products and the related manufacturing technology are becoming increasingly sophisticated, the Company has sought to enhance its technological capabilities in order to fulfill its customers' outsourcing and "just-in-time" requirements and adjust to shifts in demand. Through the acquisition of various niche businesses operating within the lighting industry, the Company's technological expertise has expanded, thus enabling it to manufacture more sophisticated products. As a result of its technical know-how, the Company believes that it can expand its business by developing new products and entering new niche markets in which it can be one of a few leading suppliers. For example, the Company is currently exploring opportunities for the development and integration of fiber optic products for the automotive, aviation and consumer markets.

     Diversify Geographic Operations. An important element of the Company's growth strategy is to continue to establish manufacturing operations in areas of high customer density or where manufacturing efficiencies can be realized. The Company's operations are currently located in the Americas, Europe and the Pacific Rim. The Company intends to continue to selectively expand its operations internationally to better serve its existing customers and to develop new customers.

OPERATING STRATEGY

     The Company's operating strategy is designed to enhance the Company's position as a leading international designer, manufacturer and supplier of lighting products, while at the same time increasing profitability through (i) continued vertical integration and automation, (ii) improved operating efficiencies and (iii) continued focus on responsiveness and product quality.

     Continue Vertical Integration and Automation. The Company intends to continue to vertically integrate its operations by broadening the range of components which it manufactures and uses in its lighting products. The Company's ability to manufacture a wide array of components facilitates the production of more complex, value-added lighting products, which generally have higher average selling prices per unit and higher margins than discrete lighting components. The Company intends to further increase its manufacturing capabilities and continue to expand the automation at its facilities in order to increase production and reduce production costs.

     Improve Operating Efficiencies. The Company has realized cost savings in connection with the integration of its acquired businesses. Cost reduction initiatives have included the consolidation of certain administrative functions, vertical integration with existing operations and leveraging of combined purchasing power. Certain of these acquired businesses had been operating at significantly lower margins than the Company's base business, resulting in a contraction of consolidated margins.

     Focus on Responsiveness and Quality. The Company's ability to conceive, design and engineer new products in a short period of time is a significant competitive advantage. Management has developed "Competency Centers" within its manufacturing facilities to optimize the expertise of the Company's design, engineering, manufacturing and technical sales support teams. In addition, the Company has developed technology to monitor and control its production performance. As a result of various quality initiatives, the Company has achieved a preferred supplier designation for its miniature lighting products from several of its OEM customers, including Q-1 certification from Ford Motor Company and a Quality Excellence award from Chrysler Corp. In addition, certain of the Company's facilities have received QS-9000, ISO 9001 and Euro-Net ISO 9000 and 9001 certifications. Such certifications in many instances are a pre-requisite for contractual orders, particularly with large industrial users of the Company's products.

ACQUISITIONS

     The following table sets forth the 20 acquisitions which have been consummated by the Company since October 1992:

                                    DATE OF
BUSINESS                          ACQUISITION         TYPE OF OPERATION             LOCATION
--------                         --------------  ----------------------------  ------------------
Chicago Miniature Lamp, Inc....  October 1992    Supplier of miniature         Buffalo Grove,
  (CML-Delaware)(a)                              lighting components           Illinois, USA
Glolite Sales, Ltd.............  April 1993      Manufacturer of miniature     Pauls Valley,
                                                 neon and incandescent bulb    Oklahoma, USA
                                                 and string lighting products
Industrial Devices, Inc.         May 1994        Designer and manufacturer of  Hackensack,
  (IDI)........................                  miniature lighting products   New Jersey, USA
Plastomer, Inc.................  March 1995      Manufacturer and supplier of  Barrie, Ontario,
  (CML Canada)                                   miniature lighting            Canada
                                                 assemblies and bulb sockets
Fredon Industrial..............  August 1995     Manufacturer of machine       Newton,
  Development, Inc. (Fredon)                     tools and dies                New Jersey, USA
STT Holdings Limited...........  November 1995   Engineer and designer of      Byfleet, Surrey,
  (Badalex)(b)                                   lamp-making equipment         United Kingdom
Electro Fiberoptics, Inc.......  December 1995   Manufacturer of fiber optic   Marlborough,
  (CML Fiberoptics)                              lighting products             Massachusetts, USA
Phoenix Lighting (U.K.)          December 1995   Manufacturer of halogen and   Coalville,
  Limited......................                  specialty lamps               Leicestershire,
  (CML Europe)                                                                 United Kingdom
W. Albrecht GmbH u. Co. KG.....  May 1996        Manufacturer of miniature     Bamberg,
  (Alba)(c)                                      lighting products             Germany
Gustav Bruckner GmbH...........  January 1997    Engineer, designer and        Coburg,
  (Bruckner)                                     manufacturer of automated     Germany
                                                 lamp-making equipment
Valmont Electric, Inc..........  January 1997    Manufacturer of magnetic      El Paso,
  (Power Lighting Products                       and electronic ballasts       Texas, USA
  ("PLP"))
Sylvania Lighting..............  September 1997  Designer and manufacturer of  Haarlem,
  International, B.V. (SLI,                      integrated lighting systems   Netherlands
  B.V.)                                          including lamps and fixtures
Solium, Inc. (Solium)..........  November 1997   Designer and manufacturer of  Randolph,
                                                 electronic ballasts           Massachusetts, USA
ELECTRO-MAG Industrial, Inc....  March 1998      Ballast technology            El Paso, Texas,
                                                                               USA
Topluz S.A.....................  March 1998      Manufacturer of lamps         Bogota, Colombia

                                    DATE OF
BUSINESS                          ACQUISITION         TYPE OF OPERATION             LOCATION
--------                         --------------  ----------------------------  ------------------
OSA Elektronik GmbH............  May 1998        Manufacturer of light         Berlin, Germany
                                                 emitting diodes
VCH International Limited......  May 1998        Manufacturer of miniature     Bury St. Edmond,
                                                 lamps and systems             United Kingdom
SOCOP S.A......................  July 1998       Manufacture of miniature      Besancon, France
                                                 lighting products
IllumElex Corporation..........  November 1998   Lighting maintenance          Raleigh, North
                                                                               Carolina, USA
Lighting Partner B.V...........  January 1999    Manufacturer of lighting      Goes, Netherlands
                                                 fixtures

---------------

(a) In 1985, Mr. Frank Ward acquired all of the outstanding shares of capital stock of Xenell, which had been engaged primarily in the business of manufacturing neon lighting bulbs and assemblies since 1976. Mr. Ward caused Chicago Miniature Lamp, Inc., an Oklahoma corporation ("CML") to be organized in October 1992 for the purpose of acquiring Chicago Miniature Lamp, Inc., a Delaware corporation ("CML-Delaware"). From 1992 to 1993, CML and Xenell were under the common control of Mr. Ward and effective January 4, 1994, Xenell was merged into CML.
(b) The Company acquired substantially all of the assets of (i) STT Holdings Limited, which included two of its subsidiaries (STT Badalex Limited and STI Lighting Limited), and (ii) PRT Shipping Limited.
(c) In connection with the Alba acquisition, the Company acquired (i) W. Albrecht GmbH u. Co. KG ("Alba-Germany"), (ii) Alba Light Design GmbH ("Alba-Light Design"), (iii) Alba Lamps, Inc. ("Alba-USA"), and (iv) certain other affiliated entities. The Company also acquired a majority interest in A&S Electric, spol.s.r.o. ("Alba-CZ") and Alba Technology (M) Sdn. Bhd. ("Alba-Malaysia").

INDUSTRY OVERVIEW

     The lighting industry is a large, mature market, which is characterized by the long life cycle of its lighting products. The global lighting industry consists of many firms, ranging from large, multinational, multiproduct, publicly owned companies to small, single-product, private firms. The industry includes three dominant firms, General Electric, Osram and Philips. While these three companies are active in all of the major sectors of the global lighting industry, concentration levels vary by sector and region. The lamp market is highly concentrated whereas the fixture and miniature lighting markets are highly fragmented. The ballast market is concentrated and consists of several large companies including Power Lighting Products. Smaller firms have found or created niches in certain markets which have been defined by specific competencies, technologies or differentiated products. Some specialized areas, such as normal line voltage halogens, compact fluorescents and metal halides, have recently experienced a rapid rate of growth.

     The lamp market, which is estimated at approximately $7.6 billion annually, is relatively stable because much of the demand is generated by replacement needs. Management believes that trends toward more efficient, longer life lamps will continue to reduce the absolute number of units sold but that increases in the average price per unit are expected to more than offset the decline and result in overall growth of the market. Increased usage and applications will depend largely on economic growth, especially housing starts and new vehicle sales. However, economic development in areas such as Eastern Europe and Central and South America is expected to provide accelerated growth opportunities. Aggregate sales of lamps have demonstrated moderate cyclicality and seasonality. The fourth quarter tends to be the industry's strongest demand period, given abbreviated daylight hours and increased holiday light usage.

     The fixture market, which is estimated at approximately $14.0 billion annually, is highly fragmented since barriers to entry to the market are low in comparison to the lamp manufacturing business. A large number of suppliers are active in certain segments of the market, where they offer products for specific applications. However, several companies offer a complete range of interior, exterior and display and decorative fixtures for commercial and industrial applications. Competition is based primarily on product design, quality, brand recognition and distribution outlets. Interior fixtures constitute the largest part of the fixture market, followed by exterior fixtures and display and decorative fixtures. Interior fixture applications include offices, department stores, shops, hotels, schools, factories and warehouses. Exterior fixtures include all types of fixtures used in professional outdoor applications such as street lighting, amenity and public lighting, port, tunnels and security lighting. The display and decorative fixtures market includes applications for shop window displays and other public buildings. Continued demand will be dependent upon economic growth, especially industrial and commercial construction. As with lamps, economic development in Eastern Europe and Central and South America is expected to provide accelerated growth opportunities.

     The miniature lighting market exhibits slow product obsolescence, stable underlying demand and moderate growth. Purchasers for miniature lighting assemblies are primarily OEMs in the automotive, electronics and communications, appliance and aviation industries, whose products require a wide variety of illumination and status indicators. Miniature lamps are inserted in lighting assemblies that may be used in circuit board and panel mount applications that can be incorporated into a wide variety of OEM products. There has been increased acceptance by OEMs of the use of lighting manufacturers for the production of miniature lighting assemblies. Many OEMs have adopted and are becoming increasingly reliant upon the outsourcing of customized assemblies, and the Company believes that this trend will continue as OEMs attempt to (i) reduce time to market, (ii) reduce capital investment, (iii) gain access to leading technological solutions, and (iv) improve inventory management.

     The ballast market is estimated at approximately $3.2 billion annually and is experiencing growth due to an increasing need to conserve energy, better luminescence output, increased lamp life and less color shift. Ballasts are used to supply power to start and operate fluorescent, compact fluorescent and HID lamps and signage products.

     Management believes that the following trends may also lead to increased global use of lighting products: (i) increased lighting usage by manufacturing and service companies, operating overtime or second and third shifts, (ii) development of more energy-efficient and user-friendly lamps, despite an increase in cost, and (iii) increased demand by developing countries, including Eastern Europe, Central and South America and Asia, for lighting products.

PRODUCTS AND MARKETS

     Prior to 1997, nearly two-thirds of the Company's net sales were attributable to miniature lighting assemblies, with miniature discrete bulbs and LEDs accounting for the bulk of the remainder. The Company's product category profile has changed significantly with the addition of PLP and SLI, B.V. The following table sets forth the percentage of net sales by product category for Fiscal 1996, Fiscal 1997 and Fiscal 1998.

                                                                        YEAR ENDED
                                                              ------------------------------
PRODUCT                                                       12/01/96    11/30/97    1/3/99
-------                                                       --------    --------    ------
                                                              (ACTUAL)    (ACTUAL)
Lamps.......................................................     27%         38%        51%
Fixtures....................................................     --          15         23
Miniature Lighting Assemblies...............................     59          21          9
Ballasts....................................................     --          23         10
Other.......................................................     14           3          7
                                                                ---         ---        ---
          Total.............................................    100%        100%       100%
                                                                ===         ===        ===

     The Company's manufacturing and developmental activities are focused as follows:

          Lamps. The Company intends to continue to address the market's demands for affordable, energy-efficient lamps with longer life cycles. In this regard, the Company has produced and is continuing to develop, among other lighting products, (i) compact fluorescent lamps with novel features and performance characteristics, (ii) tungsten halogen lamps using line voltage, which have the capability of replacing standard incandescent lamps, (iii) twin-arc high pressure sodium ("SHP") and mercury-free SHP lamps for general lighting as well as special applications such as film and theater use, (iv) triphosphor fluorescent lamps with improved lumen maintenance, and (v) metal halide lamps that combine energy efficient illumination, long lamp life, excellent color rendition and compact lamp size. Through the introduction of a new range of "high voltage" halogen reflector lamps, known as "Hi-Spot," which has been supplemented with a miniature 50 millimeter line voltage lamp, SLI, B.V. has demonstrated leadership in product development in this area.

          Fixtures. Trend setting accent fixtures track both the requirements of the marketplace and the emergence of new concept lamps, notably line voltage halogen, metal halide and compact fluorescents. New low glare fixture development by the Company has been launched in response to guidelines recommended by certain international engineering industry groups for reducing the potential harmful effects in the area of visual display units, as well as lower wattage per square meter of illuminated surface. In addition, the Company intends to continue to focus its efforts on providing industrial and commercial lighting fixtures that will meet the changing performance and aesthetic requirements of its customers.

          Miniature Lighting Assemblies. The Company's miniature lighting assemblies are used mainly as visual fault or status indicators. Because of competition and rapid technological change, the Company believes that many OEMs are motivated to work with lighting manufacturers, such as the Company, in order to gain access to advanced manufacturing facilities without an increase in their overall capital requirements.

          Ballasts. Magnetic and electronic ballasts supply power to start and operate fluorescent, compact fluorescent and HID lamps and signage products. Patented technology acquired by the Company in connection with the acquisition of Solium in Fiscal 1997 has provided the Company with new three way switching and dimming capabilities for its fluorescent lamps. A portion of the ballasts produced by Power Lighting Products is being used by SLI, B.V.

     The Company sells its products under a variety of brand names in over 30 countries. Its flagship brand, Sylvania, is one of the world's leading lighting brands and covers a full line of lamps, industrial and commercial fixtures, and specialty products. Other lamp and fixture lines include Concord, architectural and display lighting; Claude, consumer and industrial and commercial lamps and fixtures; Lumiance, display lighting fixtures; Linolite, residential and commercial task lighting fixtures; and Le Dauphin, high fashion table fixtures. Ballasts are sold under the Power Lighting Products brand label. Miniature lighting assemblies are sold under the Chicago Miniature Lamp and Alba labels. While the Company generally sells its products under its own brand names, it also sells under its customers' private brand labels, a practice which is common in the retail sector. The Company also sells its products to other lighting companies under such companies' brand labels.

CUSTOMERS

     The Company's customer profile has also changed significantly since the acquisition of SLI, B.V. The Company's customers currently include wholesalers, OEMs, retailers, architects, designers and contractors whereas, prior to the PLP and SLI, B.V. acquisitions, the Company's primary customers for its miniature lighting products were distributors and OEMs in the electronics and communications, automotive, appliance and aviation industries. For Fiscal 1998, the Company's main customer base for lamps and industrial and commercial fixtures was the wholesale channel (approximately 42% of the Company's revenue, of which more than 10% was through international electrical wholesalers such as Rexel, Sonepar and Hagemeyer). The retail market for lamps is characterized by a small number of large customers which contributes to competitive and pricing pressure from suppliers located in the Pacific Rim, especially in compact fluorescent lamps, which provide an attractive combination of high unit price and low freight cost. The professional installer market is important to the Company for lamps and accent fixture products. These products, which the Company sells under the Concord and Lumiance brands, are often designed pursuant to customer specifications. The Company does not believe that any one customer accounted for more than 10% of net sales in Fiscal 1998.

MANUFACTURING

     The Company has 31 manufacturing facilities in 13 countries, including 4 facilities in the U.S. The manufacturing operations of the Company are vertically integrated through design, engineering, manufacturing, assembly and sales. This integration enables the Company to control product cost more effectively, helps ensure quality and allows the Company to offer its customers a wide array of products and services. The

Company's manufacturing capabilities include lamp forming and cutting, socket manufacturing, glass and plastic fiber drawing, lamp equipment manufacturing, plastic injection molding, and the production of complex molds and dies, as well as various assembly operations. In Fiscal 1998, the Company manufactured approximately 90% of the products sold.

     The Company's manufacturing operations are based on a number of "Competency Centers." The production activities of each manufacturing facility are generally specialized in the manufacturing of a particular line of related lighting products. For example, the Company produces fluorescent lamps in Germany, accent fixtures in the United Kingdom, ballasts in Texas, U.S.A., and miniature lighting products in New Jersey, U.S.A. The design, engineering, manufacturing and technical support sales teams associated with each product line are located at the related manufacturing facility.

     The Company has specialized design and engineering capabilities which it uses to improve its manufacturing process by automating single, labor intensive operations within a product assembly line, as well as automating entire product assembly lines. Most of the Company's automated manufacturing equipment is custom designed by its own engineers. The Company fabricates most of its own equipment and many parts are machined in-house and customized to perform specific functions. The Company develops and uses automated material handling, testing and packaging systems and has automated the manufacture of its various lamps, fixtures and miniature lighting assemblies. By automating its operations, the Company has been able to reduce its manufacturing costs, thereby enabling it to be competitive with many products produced worldwide.

     For Fiscal 1998, the Company purchased approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and approximately 80% of its fluorescent glass tubing from Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The termination of either agreement could have a material adverse effect on the Company. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all LEDs used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company recently acquired a European company engaged in the production of LEDs which now supplies the Company with a small portion of its LED requirements. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LEDs or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's financial condition and operations.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenditures were $7.5 million for Fiscal 1998. The Company's research and development, in recent years, has been focused on product and process innovation, applying tested lighting technologies, rather than in the exploration of new lighting techniques. Much of the focus has been directed toward improvements in material science to improve lamp photometric performance, energy-efficiency and miniaturization as well as to lengthen the life of its products and reduce or eliminate the use of environmentally hazardous materials. Through a technical agreement, in effect from January 1993 to September 1997, SLI, B.V. was entitled to royalty-free use of Osram's worldwide intellectual property including patents, research and development, product and process know-how for use outside the United States, Canada, Mexico and Puerto Rico. The agreement provides that, as of September 1997, SLI, B.V. no longer had the right to receive new Osram technology and know-how although SLI, B.V. continues to have the right to use all of the information and know-how acquired up to 1997 within its existing business outside the United States, Canada, Mexico and Puerto Rico. This restriction does not prohibit the Company from selling a broad range of lighting products, which are not dependent upon Osram technology, in such areas. The Company has devoted substantial resources to research and development over the past few years in anticipation of the expiration of such arrangements with Osram and does not believe that their expiration will have a material adverse effect on the Company. Certain of the Company's competitors are significantly larger than the Company and devote a substantial amount of money to research and development.

SALES AND MARKETING

     The Company sells its lighting products through a direct sales force, sales representatives and distribution companies. The Company currently employs approximately 1,046 people in sales and marketing, with 695 in Europe, 87 in the U.S., 3 in Canada, 92 in Australia, 131 in Central and South America and 38 in Asia. In addition, the Company's sales force is augmented with independent sales representative organizations, with approximately 677 sales people responsible for sales in designated geographic territories in the United States, Canada and Europe.

     The Company advertises in most major electronic and electrical trade publications. To help ensure positive results of its advertising programs, the Company has developed a lead fulfillment and tracking program that monitors opportunities for the internal sales force, the sales representatives and distributors. The Company also publishes a full-line of catalog/data books and CD-ROMs for use by its customers.

INTERNATIONAL OPERATIONS

     Approximately 79% of the Company's net sales for Fiscal 1998 were derived from outside the United States. The Company currently operates in more than 30 countries located in the Americas, Europe, and the Pacific Rim. As a result of its foreign sales and facilities, the Company's operations are subject to the risks of doing business internationally.

                                                                         YEAR ENDED
                                                              --------------------------------
                                                              12/01/96   11/30/97    1/03/99
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
Net Sales:
  United States.............................................  $ 49,843   $129,120    $159,565
  Canada....................................................    13,084     14,605      18,426
  Europe....................................................    22,801    135,719     463,491
  Pacific Rim...............................................        --     15,621      47,535
  Central and South America.................................     8,443     34,894      84,051
                                                              --------   --------    --------
          Total.............................................  $ 94,171   $329,959    $773,068
                                                              ========   ========    ========
Total Assets:
  United States.............................................  $140,721   $127,777    $160,172
  Canada....................................................     9,887     10,459      10,937
  Europe....................................................    50,080    429,418     491,042
  Pacific Rim...............................................        --     32,602      25,783
  Central and South America.................................    11,314     51,405      87,529
                                                              --------   --------    --------
          Total.............................................  $212,002   $651,661    $775,463
                                                              ========   ========    ========

THE SLI, B.V. ACQUISITION

     In September 1997, the Company consummated the purchase of all of the outstanding shares of capital stock of SLI, B.V., a privately held company headquartered in Geneva, Switzerland for $161.5 million cash, financed with the Company's internal cash and borrowings under its revolving credit facility. SLI, B.V. originally formed part of Sylvania Lighting, which has been in the business of producing lamps since 1900. GTE acquired the business in 1959, at which time Sylvania Lighting did business exclusively in the United States. Under GTE's ownership, Sylvania Lighting expanded into Europe in 1961, initially with its camera "flash cube" product. Between 1966 and 1985, GTE grew the worldwide operations of Sylvania Lighting, setting up plants in Central and South America between 1966 and 1979 and opening operations in Australia and Asia during the 1970's. In the 1980's, Sylvania Lighting made two acquisitions; Claude Lamp Company, a French lamp and fixture manufacturer, and Rotaflex Plc, a European fixture manufacturer. In 1993, GTE sold the international operations of Sylvania Lighting, excluding the North American business, to a group of private investors and sold the North American business, including the trademark Sylvania for use in the United States, Canada, Mexico and Puerto Rico, to Osram GmbH.

     SLI, B.V. is an integrated designer and manufacturer of lighting systems which are comprised of lamps and fixtures. SLI, B.V. manufactures and offers a wide range of lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, and special lamps) and a substantially complete range of fixtures to meet the lighting needs of its customers, which include wholesalers, OEMs, retailers, architects, designers and contractors. SLI, B.V.'s product portfolio is sold under several brands, most notably the Sylvania name, for which SLI, B.V. has rights in all regions with the exception of the United States, Canada, Mexico and Puerto Rico. SLI, B.V. manufactures approximately 90% of all its product requirements in-house through 13 plants in nine countries; seven plants are in Europe, four are in Central and South America and two are in Australia. SLI, B.V. conducts its operations in over 30 countries through sales and distribution facilities.

COMPETITION

     The industry in which the Company operates is highly competitive. Most of the Company's competitors offer products in some but not all of the markets served by the Company. The Company competes primarily on the basis of brand awareness, price, product quality, design and engineering, customer service and distribution strength. The lamp manufacturing industry is dominated by Philips, Osram and General Electric. The Company believes that it is the third largest lighting company in Europe, behind Philips and Osram. The fixture and miniature lighting assembly markets are highly fragmented with many suppliers. The ballast market is dominated by several large companies including Power Lighting Products. PLP's competitors in the ballast market include MagneTek, Advance Transformer (a division of Philips) and Motorola. Some of the Company's competitors have substantially greater resources than the Company.

ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes. While the Company believes that it is currently in material compliance with these laws and regulations, there can be no assurance that the Company will not incur significant costs to remediate violations thereof or to comply with changes in existing laws and regulations (or the enforcement thereof). Such costs could have a material adverse effect on the Company's results of operations.

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

PATENTS, LICENSES AND TRADEMARKS

     The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company. The trademark Sylvania is owned by Osram-Sylvania, Inc. in the United States, Canada, Mexico and Puerto Rico and by the Company in all other jurisdictions where the name is registered. The Company's license agreements generally have a duration which coincides with either the patents or the trademarks (which have an indefinite life) covered thereby. SLI, B.V.'s intellectual property rights are licensed from Osram, which is a competitor of the Company, and there is no assurance that the Company's licenses may not be subject to challenge by Osram arising out of any future sales by the Company in the United States, Canada, Mexico and Puerto Rico.

EMPLOYEES

     As of January 3, 1999, the Company employed approximately 8,760 employees of whom 4,191 were employed in Europe, 897 in the U.S., 91 in Canada, 3,280 in Central and South America, 232 in Australia and 69 in Asia. Manufacturing and engineering operations employed 7,209 people, sales and marketing employed 1,046 people, and administration and finance employed 505 people. Union recognition and collective bargaining arrangements are in place in 7 countries (including the United States), covering a total of approximately 3,268 persons (167 in the United States). These agreements are with various labor unions and consortiums and expire at various dates. Management believes that it generally has a good relationship with its unionized and non-unionized employees.

ITEM 2.  PROPERTIES

     At March 1, 1999, the Company's manufacturing operations were being carried on at the following locations:

LOCATION                             SQUARE FOOTAGE                 PRODUCT
--------                             --------------                 -------
UNITED STATES
Texas(a)...........................     108,000*      magnetic and electronic ballasts
Oklahoma(b)........................      30,000*      miniature neon lamps and assemblies
New Jersey(a)......................      59,200*      miniature lighting assemblies,
                                                      injection molding of housings and
                                                      lenses
New Jersey(b)......................       7,000*      molds, tool and die
CANADA
Ontario(b).........................      75,000*      socket and socket lamp assemblies
EUROPE
Besancon, France(b)................      44,000       miniature lighting, stamping and
                                                      tooling
Besancon, France(b)................      37,000       lighting systems
Besancon, France(b)................      12,000       lampholder assemblies
Lyon, France(a)....................     235,000       specialty incandescent lamps
St. Etienne, France(a).............     105,000       industrial/commercial fluorescent
                                                      fixtures
St. Marcellin, France(b)...........      42,000       table lighting fixtures
Erlangen, Germany(c)...............     255,000*      linear fluorescent lamps
Bamberg, Germany(b)................      54,400*      miniature lamp manufacturing and
                                                      assembly
Berlin, Germany(a).................      12,000       LED manufacturing
Coburg, Germany(a).................      17,000*      manufacturer of automated lamp
                                                      making equipment
Hranice u Ase, Czech Republic(b)...       7,500*      miniature lamp assembly
Newhaven, United Kingdom(a)........       7,900*      architectural fixtures
Shipley, United Kingdom(b).........     110,000*      miniature linear fluorescent and
                                                      compact lamps
Bury St. Edmonds, United                 59,000       miniature lamp manufacturing and
  Kingdom(b).......................                   assembly
Tienen, Belgium(b).................     308,000*      HID lamps, halogen lamps for low
                                                      and line voltage and general
                                                      lighting service ("GLS") lamps
Goes, Netherlands(a)...............       7,700*      display fixtures
Haarlem, Netherlands(a)............      45,000*      display fixtures
AUSTRALIA
Gosford, Australia(b)..............      72,000       high bay industrial fixtures
Brookvale, Australia(a)............      17,000       suspended linear fixtures

LOCATION                             SQUARE FOOTAGE                 PRODUCT
--------                             --------------                 -------
CENTRAL AND SOUTH AMERICA
Vinhedo, Brazil(b).................      74,000*      incandescent glass shells and
                                                      fluorescent glass tubes
Santo Amaro, Brazil(b).............     390,000       incandescent and fluorescent low
                                                      and line voltage and GLS lamps
Juarez, Mexico(b)..................     163,000*      magnetic and electronic ballasts
Bogota, Colombia(b)................      55,000*      linear fluorescent and incandescent
                                                      lamps
Bogota, Colombia(b)................     155,000       Incandescent and fluorescent glass
                                                      and lamps
San Jose, Costa Rica(b)............      75,000*      starters and glow bottles
San Jose, Costa Rica(b)............      19,000*      miniature lighting assemblies

---------------

(a) Leased or subleased. Such leases expire on various dates from the current year to 2010. Lease payments for Fiscal 1999 will be approximately $10.0 million. See Note 9 to Notes to the Company's Consolidated Financial Statements.
(b)  Owned.
(c)  Manufacturing facility owned, warehouse space leased.
(*)  Includes warehouse space.

     The Company has sales offices and distribution facilities in over 30 countries.

     The Company-owned facilities in the United States, Canada, Germany, the United Kingdom, Belgium and Costa Rica are subject to mortgages which were entered into in connection with the Company's revolving credit facility.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in legal proceedings from time to time in the ordinary course of its business. As of the date of the filing neither the Company nor any of its subsidiaries are a party to any law suits or proceedings which individually or in the aggregate, in the opinion of management, is likely to have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

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

NAME                                     AGE                  POSITION
----                                     ---                  --------
Frank M. Ward..........................  55    President and Chief Executive Officer
Frederick B. Howard....................  62    Executive Vice President
Richard F. Parenti.....................  45    Vice President -- Finance, Secretary
                                               and Chief Accounting Officer
Robert J. Mancini......................  43    Treasurer

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

     Frederick B. Howard had been, until his retirement in June 1997, vice president and general manager of Electronic Control Systems, a division of Osram-Sylvania Inc., since its formation in June 1996. From 1994 until 1996, he had been vice president and general manager of Osram Sylvania Glass Technologies. Other positions held during his 35 year tenure with GTE Sylvania Lighting include vice president of marketing for the Sylvania Lighting
Division -- U.S., vice president of Lighting Special Products and vice president, Latin America, for International Lighting. Mr. Howard was elected a director of the Company in February 1998 and appointed executive vice-president in September 1998. Mr. Howard holds a Bachelor of Arts degree in economics from Babson College, serves as a member of the Advisory Board of Directors, Mayer Electric Supply Company, and is a member of the National Electric Manufacturers Association.

     Richard F. Parenti joined the Company in October 1987, and held the position of Controller from 1988 to 1992. He was appointed Vice President Finance in 1992 and Secretary of the Company in March 1998. Since 1992 he has served as a senior financial officer of the Company. Mr. Parenti has a Bachelor of Business Administration degree in accounting from Loyola University, Chicago.

     Robert J. Mancini joined the Company in February 1998 and was appointed treasurer in September 1998. Prior to joining the Company he was Assistant Treasurer of Hasbro, Inc. (1986 to 1998), a toy manufacturing company, where he was responsible for foreign exchange, cash management and capital markets. Mr. Mancini has a Bachelor of Science degree in accounting from Boston College.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until May 4, 1998, the Company's Common Stock traded on the Nasdaq National Market. Since that date, the Common Stock has traded on The New York Stock Exchange. The following table sets forth the range of high and low sales prices for the Company's Common Stock for each period indicated (adjusted for stock splits).

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 1997
First Quarter...............................................  $29.50   $11.08
Second Quarter..............................................   16.67    11.33
Third Quarter...............................................   21.56    15.50
Fourth Quarter..............................................   25.67    18.00
FISCAL 1998
First Quarter(1)............................................   40.63    22.17
Second Quarter..............................................   41.87    24.50
Third Quarter...............................................   27.13     9.25
Fourth Quarter..............................................   27.75    10.13
FISCAL 1999
First Quarter (through March 18, 1999)......................   28.25    20.63

---------------

(1) Includes transition month of December 1997.

     Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     As of January 3, 1999, the approximate number of holders of record of the Company's Common Stock was 164 and the number of beneficial holders, including individual participants in security position listings with clearing agencies, was estimated at approximately 6000.

DIVIDENDS

     No dividends have been paid during the two most recent fiscal years, and the Company does not intend to pay dividends in the foreseeable future as it intends to retain any earnings for the operation and expansion of its business. In addition, the payment of cash dividends by the Company is prohibited under the terms of its revolving credit agreement until 2002. Any determination to pay dividends in the future, assuming the lender's consent is obtained, will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated and was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto.

                                                             NINE                                          ONE
                                                            MONTHS       YEAR       YEAR       YEAR       MONTH       YEAR
                                                             ENDED       ENDED     ENDED      ENDED       ENDED      ENDED
                                                          11/27/94(A)   12/3/95   12/1/96    11/30/97   1/4/98(B)    1/3/99
                                                          -----------   -------   --------   --------   ---------   --------
INCOME STATEMENT DATA(C):
Net sales...............................................    $31,729    $57,402    $ 94,171   $329,959   $ 53,866    $773,068
Cost of products sold...................................     21,113     36,726      61,147    231,933     40,199     533,484
                                                            -------     -------   --------   --------   --------    --------
Gross margin............................................     10,616     20,676      33,024     98,026     13,667     239,584
Selling, general and administrative expenses............      7,777      8,462      14,552     65,549     14,004     178,235
Restructuring costs.....................................         --         --          --      5,115         --       2,022
                                                            -------     -------   --------   --------   --------    --------
  Operating income (loss)...............................      2,839     12,214      18,472     27,362       (337)     59,327
Interest expense, net...................................        936        803         301      1,156      1,206      16,892
Other (income) expense, net.............................         (7)       (47)     (1,294)    (2,326)      (471)      1,247
                                                            -------     -------   --------   --------   --------    --------
Income (loss) before income taxes.......................      1,910     11,458      19,465     28,532     (1,072)     41,188
Income taxes............................................        800      2,993       6,029      7,591       (525)      8,156
                                                            -------     -------   --------   --------   --------    --------
  Net Income (loss).....................................    $ 1,110     $8,465    $ 13,436   $ 20,941   $   (547)   $ 33,032
                                                            =======     =======   ========   ========   ========    ========
Net Income (loss) per common share -- basic(d)..........    $  0.06     $ 0.41    $   0.55   $   0.73   $  (0.02)   $   1.14
                                                            =======     =======   ========   ========   ========    ========
Weighted average shares outstanding -- basic(d).........     18,744     20,880      24,357     28,761     28,659      28,898
                                                            =======     =======   ========   ========   ========    ========
Net Income per common share -- diluted(d)...............    $    --     $ 0.41    $   0.55   $   0.71   $  (0.02)   $   1.10
                                                            =======     =======   ========   ========   ========    ========
Weighted average shares outstanding -- diluted(d).......         --     20,899      24,488     29,331     29,298      30,132
                                                            =======     =======   ========   ========   ========    ========
BALANCE SHEET DATA AT END OF PERIOD(C):
Working capital.........................................    $  (270)    $9,923    $ 98,308   $117,606               $ 97,790
Total assets............................................     32,929     59,630     212,002    651,661                775,463
Short-term debt.........................................      9,114         65      25,174     14,821                 29,874
Long-term debt, less current portion....................      9,015      3,147       5,607    185,434                238,530
Stockholders' equity....................................      2,673     34,921     151,164    166,051                217,810

---------------

(a) The Company changed its financial reporting year-end from the last Sunday in February to the Sunday closest to December 1, which resulted in a year containing 39 weeks in 1994.
(b) In January 1998, the Company changed its financial reporting year end from the Sunday nearest December 1 to the Sunday nearest December 31. As a result of this change, the Company had a one-month transition period ending January 4, 1998.
(c) Revenues, expenses, assets and liabilities have been significantly affected by the number and timing of acquisitions made by the Company.
(d) The Company effected a 99-for-1 recapitalization on December 1, 1994, and a stock split effected in the form of a dividend of 0.716-for-1 in February 1995. In August 1996 and February 1998, the Company effected 3-for-2 stock splits in the form of 50% stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. The Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer and supplier of a wide variety of lighting products, including lamps, (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at January 3, 1999 had 31 manufacturing plants in 13 countries.

     The Company was established in 1985, and completed its initial public offering (the "IPO") in June 1995 and a subsequent offering of Common Stock in October 1996. An important part of the Company's initial development has been its geographic and product range expansion through acquisitions. Since its IPO the Company has completed 16 acquisitions, the most significant being the acquisition in September 1997 of SLI, B.V., a privately held company headquartered in Geneva, Switzerland, for $161.5 million in cash. SLI, B.V. is the third largest lighting company in Europe and a major global lighting company, which sells a variety of products in its principal markets under recognized brand names, including Sylvania. See "Business -- Acquisitions."

     The Company's acquisition strategy has had a significant impact on year to year comparisons of revenues and earnings. SLI, Inc. acquired 6 companies in 1998, 4 companies in 1997 and 3 companies in 1996.

     In January 1998, the Company changed its financial reporting year-end from the Sunday nearest to December 1 to the Sunday nearest to December 31. The Company has included financial results for the one month ended January 4, 1998 herein.

     The following discussion and analysis of the results of operations for the year ended January 3, 1999 should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements and should be read in conjunction with the "Risk Factors" section of this Report on Form 10-K.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              12/1/96   11/30/97   1/3/99
                                                              -------   --------   ------
Net sales...................................................   100.0%    100.0%    100.0%
Cost of products sold.......................................    64.9      70.3      69.0
                                                               -----     -----     -----
  Gross margin..............................................    35.1      29.7      31.0
Selling, general and administrative expenses................    15.4      19.8      23.0
Restructuring costs.........................................      --       1.6        .3
                                                               -----     -----     -----
  Operating income..........................................    19.7       8.3       7.7
Interest (income) expense, net..............................      .3        .4       2.2
Other (income) expense......................................    (1.3)      (.7)       .2
                                                               -----     -----     -----
Income before income taxes..................................    20.7       8.6       5.3
Income taxes................................................     6.4       2.3       1.0
                                                               -----     -----     -----
  Net income................................................    14.3       6.3       4.3
                                                               =====     =====     =====

  Year ended January 3, 1999 compared to the year ended November 30, 1997.

     Net sales. Net sales increased 134.3% from $330.0 million for the year ended November 30, 1997 to $773.1 million for the year ended January 3, 1999. The acquisition of SLI, B.V. accounted for 119.1% of the net sales increase. Included in the year ended January 3, 1999 was a full year of sales contribution from SLI, B.V., totaling $542.2 million, compared to three months in the year ended November 30, 1997, totalling $149.2 million. The remaining increase in net sales of 15.2% was primarily due to generic growth generated from the integration of the 1998 acquisitions into ongoing operations.

     Gross Margin. Gross margin increased 144.5% from $98.0 million for the year ended November 30, 1997 to $239.6 million for the year ended January 3, 1999, due primarily to the increase in sales volume attributed to the SLI, B.V. acquisition. Gross margin, as a percentage of net sales, increased from 29.7% for the year ended November 30, 1997 to 31.0%, for the year ended January 3, 1999. The SLI, B.V. gross margin, as a percentage of SLI, B.V. sales, was 31.3% for the year ended January 3, 1999. The gross margin of the Company is expected to improve as further integration of the 1997 and 1998 acquisitions into the Company evolves. The Company's gross margin percentage is subject to the impact of seasonality and product mix.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from $65.5 million for the year ended November 30, 1997 to $178.2 million for the year ended January 3, 1999. This increase was largely due to the impact of the SLI, B.V. acquisition. As a percentage of net sales, selling, general and administrative expenses increased from 19.8% for the year ended November 30, 1997 to 23.0% for the year ended January 3, 1999, primarily as a result of the SLI, B.V. acquisition. Included in the year ended January 3, 1999 are one time charges totaling $525,000 related to a proposed public offering withdrawn in May 1998, severance costs totaling $543,000 and one time charges related to the closure of one of the Company's Colombia manufacturing operations and the United Kingdom machinery making operations totaling $709,000. Selling, general and administrative expenses as a percentage of net sales is expected to decrease as the full year effects of the 1997 and 1998 reorganization and restructuring plans take effect. Additionally, the Company seeks to decrease the selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its 1997 and 1998 acquisitions as a base for further sales growth.

     Restructuring costs

     In fiscal 1997, and in connection with the acquisition of SLI, B.V., the Company developed and approved restructuring plans for existing operations which resulted in charges of approximately $5.1 million including $3.5 million of severance costs. The restructuring included the plant closure, personnel termination, and asset liquidation of a lamp-making operation in the United Kingdom which became redundant due to the SLI B.V. acquisition. The facility's land and building was sold, and the equipment was sold or scrapped. Employee severance cost at the Company's United Kingdom machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed of. This restructuring plan was completed in 1998 with cash provided from operations used to cover the costs incurred. The Company expects to realize approximately $3.0 million in annualized cost savings over the next two year period as a result of reduced employee expense of $2.9 million and reduced depreciation expense of $60,000.

     In fiscal 1998, the Company developed and approved restructuring plans for existing operations which resulted in charges of $2.0 million. The restructuring plans included closure costs associated with the Company's Colombia lamp manufacturing operation and the Company's United Kingdom machinery making operation. Included in these costs were the net effect of severance costs totaling $600,000 and the write-off of lamp making equipment disposed of totaling $1.1 million. This restructuring plan was completed in 1998 with cash provided from operations used to cover the costs incurred. The Company expects to realize approximately

$1.5 million in annualized cost savings beginning in 1999 as a result of reduced employee expense of $1.4 million and reduced depreciation expense of $55,000.

     In connection with the purchase price accounting for the acquisition of SLI, B.V., the Company approved a restructuring plan which resulted in reorganization accruals of $25 million. As part of the finalization of the reorganization accruals, $8 million of the amount initially recorded was reversed to property, plant and equipment in 1998 leaving recorded reorganization accruals of $17 million. The reorganization plan affected employee terminations in Europe, Latin America, Australia and Asia and includes the closure of leased warehouses and administrative facilities. The warehouse closures will occur in Scandanavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. The purchase liabilities include severance costs, remaining payments on non-cancellable operating leases, costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating facilities. The costs in connection with these reorganization plans will be incurred through 1999 and will be paid from cash provided by operations. The Company expects to realize annualized savings of approximately $18 million by the end of 1999 as result of reduced employee expense of approximately $13.4 million, reduced lease cost of approximately $4.5 million and reduced depreciation expense of approximately $100,000.

     The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See Note 8 of Notes to the Company's Consolidated Financial Statements.

     Interest (income) expense, net. Interest expense, net, increased from $1.2 million for the year ended November 30, 1997 to interest expense, net, of $16.9 million for the year ended January 3, 1999, primarily as a result of the bank debt incurred in connection with the SLI, B.V. acquisition. Interest income of approximately $4.1 million was generated, for the year ended November 30, 1997, primarily from the investment of unused proceeds from the Company's secondary offering in October 1996. Interest income for the year ended January 3, 1999 totalled $917,000.

     Other (income) expense. The other income for the year ended November 30, 1997 includes the effects of foreign exchange transactions and a $985,000 gain for the sale of 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML Fiberoptic joint venture. Included in other (income) expense for the year ended January 3, 1999 was a loss on sale of assets totalling $408,000. Substantially all of the remainder of other (income) expense resulted from recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. Reference Note 13 of the Company's Consolidated Financial Statements.

     Income before income taxes. As a result of the above factors, income before income taxes increased 44.2%, from $28.5 million for year ended November 30, 1997 to $41.2 million for the year ended January 3, 1999. As a percentage of net sales, income before provision for income taxes decreased from 8.6% for the year ended November 30, 1997 to 5.3% for the year ended January 3, 1999.

     Income taxes. For the year ended January 3, 1999, the Company recorded a tax provision of $8.2 million on pretax income of $41.2 million, for an effective rate of 19.9%, compared to an effective rate of 26.6% for the year ended November 30, 1997. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company. Reference Note 5 of the Company's Consolidated Financial Statements.

  Fiscal Year Transition Period

     As a result of the change in the Company's fiscal year end from the Sunday nearest to December 1 to the Sunday nearest to December 31, the Company is presenting financial results for the one month period ended January 4, 1998. Revenues were effected in the month of December by a natural slow down in the trade cycle in the countries where the Company operates due to the holiday season. The net loss for this transition period was due primarily to the seasonally low revenues and increases in selling, general and administrative expenses resulting from the acquisition of SLI, B.V. See the Company's Condensed Consolidated Financial Statements included elsewhere herein. For the period ended January 4, 1998, the Company recorded a tax provision benefit of $525,000 on a pre-tax loss of $1.1 million, for an effective benefit rate of 49%. This rate was affected by business results for the one month period and the resultant effects of the Company's operating in many tax jurisdictions with varied rates and special tax agreements.

  Year ended November 30, 1997 compared to year ended December 1, 1996.

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

     In connection with the purchase price accounting for the acquisition of SLI B.V., the Company accrued a provision for reorganization pursuant to an initial plan put in place at the time of acquisition, amounting to

$25.0 million. The reorganization plan includes employee terminations in Europe, Latin America, Australia and Asia and the closure of leased warehouses and administrative facilities. The warehouse closures will occur in France, Belgium and Scandinavia, and the administrative closures will occur in Switzerland, France, Austria and Benelux. The purchase liabilities include severance costs, remaining payments on non-cancelable operating leases, costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating facilities. The costs in connection with these reorganization plans will be incurred over the next two years and will be paid from cash provided by operations. The Company expects to realize savings of approximately $18 million by 1999 as a result of reduced employee expense of approximately $12 million, reduced lease cost of approximately $5.9 million and reduced depreciation expense of approximately $100,000.

     The Company believes that these restructuring plans are a necessary action based on the exiting of these activities and are required to maintain a competitive position. See Note 8 of 'Notes to the Company's Consolidated Financial Statements'.

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

     Other income. Other income increased from $1.3 million in the year ended December 1, 1996 to $2.3 million in Fiscal 1997. This increase included a $985,000 gain from the sale by CML Fiberoptics to Schott Corporation ('Schott') of a 49% interest in a newly-created entity, Schott-CML Fiberoptics, LLC. See 'Business -- Joint Venture.' The remainder of the increase and substantially all of the remaining balance of other income for Fiscal 1997 was the result of recording the effects of foreign exchange transactions.

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

     As of January 3, 1999, the Company's cash on hand was $27.4 million. For Fiscal 1998, net cash provided by operating activities was $17.6 million and cash used in investing activities totaled $74.2 million. The investing activities included (i) capital expenditures, primarily for production equipment, totaling $49.0 million and (ii) the 1998 acquisitions in connection with which the Company paid an aggregate amount of approximately $27.7 million, net of cash. Net cash provided by financing activities in Fiscal 1998 aggregated $30.9 million, which included $35 million in net borrowings under the Company's credit facilities, repurchases of Common Stock totaling $7.2 million and proceeds from the exercise of stock options totaling $3.1 million.

     In connection with the acquisition of SLI, B.V., the Company entered into a bank financing agreement providing for a $250 million revolving credit facility (the "Existing Credit Facility"). The Company used $40 million of internal cash on hand and borrowed approximately $121.5 million under the Existing Credit Facility to finance the acquisition of SLI, B.V. Additionally, the Company borrowed approximately $108.2 million under the existing facility to (i) refinance indebtedness of the Company and certain of its subsidiaries, (ii) finance the 1998 acquisitions, (iii) pay various expenses incurred in connection with the acquisition of SLI, B.V. and the 1998 acquisitions and (iv) fund certain capital expenditures. As of January 3, 1999, the Company had available borrowings of approximately $20.3 million under the Existing Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $63,000.

     The Company completed an amendment of its existing credit facility on February 22, 1999, providing to the Company and its domestic subsidiaries a $300 million multi-currency revolving credit facility including a $10 million swing-line facility and a $15 million letter of credit facility. Non-US-dollar borrowings are limited to $75 million. There are not scheduled amortization payments or repayment penalties. The facility terminates and is repayable in full on August 30, 2002.

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

     The Company believes that the cash from operations and borrowings available under the Company's revolving credit facility will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months and for the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $30 million, assuming that the Company does not make any acquisitions.

NET OPERATING LOSS CARRY FORWARDS

     The Company had net operating loss carryforwards for tax purposes of approximately $117.4 million at January 30, 1999, of which approximately $43.9 million expire through 2008 and $73.5 million do not expire.

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

     In addressing the year 2000 issue, the Company has identified the following phases. In the awareness phase, the Company defined the year 2000 issue and obtained executive level support and funding. In the Inventory phase, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology) used in production and manufacturing systems, computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items and affected systems identified in the Inventory phase to determine which will need to be remediated and prioritized remediation based on the potential impact to the Company. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. However, based on a review of its product line, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to its products. The remediation phase includes an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair or replacement of non-compliant items. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant and requests representations from manufacturers. The Testing phase includes testing of all proposed repairs, including present and forward date testing which simulates dates in the Year 2000. The Implementation phase consists of placing all items that have been remediated and successfully tested into production.

     Utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for year 2000 modifications, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by December 31, 1999 and that such efforts will be completed prior to any currently anticipated impact on computer equipment and software. The Company estimates that as of January 3, 1999, it had completed approximately 45% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to computer equipment and software. The total cost of the Year 2000 project is estimated at $9.8 million and is being funded through operating cash flows. To date the Company has incurred approximately $5.1 million ($4.6 million capitalized for new systems and equipment and $.5 million expensed), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $4.3 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $.4 million relates to repair of hardware and software and will be expensed as incurred.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issued in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     Although the Company has not developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is on-going and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

     The foregoing Year 2000 discussion contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. There are many uncertainties involved in the Year 2000 issue, including the extent to which the Company will be able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the year 2000 issues as it may affect third parties that are not controlled by the Company. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's operations could vary materially from those stated herein.

ITEM 7A.  MARKET RISK

     The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates including foreign currency forward exchange agreements and foreign currency denominated debt obligations. Reference is made to Notes 4 and 13 of the Notes to the Company's Consolidated Financial Statements.

Debt Denominated in Foreign Currencies is as follows:

                                                                                                    FAIR
                                                                                  THERE-           VALUE
                                          1999    2000    2001    2002    2003    AFTER    TOTAL   1/3/99
                                          -----   -----   -----   -----   -----   ------   -----   ------
                                                         (DOLLAR EQUIVALENTS IN MILLIONS)
Belgium Francs
  Variable Rate.........................    5.4      --      --      --      --      --     5.4     5.4
  Avg. Interest Rate....................    5.2%     --      --      --      --      --      --      --
  Avg. Forward Currency.................
     Exchange Rate......................  0.029      --      --      --      --      --      --      --
Deutsche Marks
  Variable Rate.........................    7.8      --      --      --      --      --     7.8     7.8
  Avg. Interest Rate....................    5.2%     --      --      --      --      --      --      --
  Avg. Forward Currency.................
     Exchange Rate......................  0.598      --      --      --      --      --      --      --
Japanese Yen
  Variable Rate.........................    9.5      --      --      --      --      --     9.5     9.5
  Avg. Interest Rate....................    2.1%     --      --      --      --      --      --      --
  Avg. Forward Currency.................
     Exchange Rate......................  0.009      --      --      --      --      --      --      --

Foreign Currency Forward Exchange Contracts are as follows:

                                                                      CONTRACTUAL AMOUNT
                                                       -------------------------------------------------   AVERAGE     FAIR
                                    FUNCTIONAL                                            THERE-           CONTRACT   VALUE
BUY CONTRACTS                        CURRENCY          1999   2000   2001   2002   2003   AFTER    TOTAL     RATE     1/3/99
-------------                 ----------------------   ----   ----   ----   ----   ----   ------   -----   --------   ------
                                                               (DOLLAR EQUIVALENTS IN MILLIONS)
Euro Dollar.................  British Pound Sterling   20.2     --     --     --     --      --    20.2     1.436      20.6
United States Dollar........  British Pound Sterling    3.3     --     --     --     --      --     3.3     1.645       3.3
United States Dollar........  Deutsche Marks            1.9     --     --     --     --      --     1.9     0.600       1.9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is found immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Reference is made to the Company's definitive proxy statement for the 1999 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference. Reference is also made to Item 4A in Part I of this Report with respect to the executive officers of Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the Company's definitive proxy statement for the 1999 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's definitive proxy statement for the 1999 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the Company's definitive proxy statement for the 1999 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1.     Financial Statements filed as part of this Report:

      (a) SLI, Inc. and subsidiaries

        Report of Independent Auditors -- Ernst & Young LLP

        Consolidated Balance Sheets of Registrant dated January 3, 1999 and
          November 30, 1997

        Consolidated Statements of Operations of Registrant for the fiscal years ended January 3, 1999, November 30, 1997 and December 1, 1996 and the month ended January 4, 1998

        Consolidated Statements of Stockholders' Equity for the fiscal years ended January 3, 1999, November 30, 1997 and December 1, 1996 and the month ended January 4, 1998

        Consolidated Statements of Cash Flows of Registrant for the fiscal years ended January 3, 1999, November 30, 1997 and December 1, 1996 and the month ended January 4, 1998

        Notes to Consolidated Financial Statements of Registrant

         (b) CML Canada, Inc.

          Report of Hards Pearson

          Balance Sheets of CML Canada dated January 3, 1999 and November 30,
             1997

          Statements of Income for years ended January 3, 1999, November 30,
             1997 and December 1, 1996 and the month ended January 4, 1998

          Statements of Retained Earnings for years ended January 3, 1999,
             November 30, 1997, and December 1, 1996 and the month ended January 4, 1998

          Statements of Cash Flows for the years ended January 3, 1999, November
             30, 1997 and December 1, 1996 and the month ended January 4, 1998

          Notes to Financial Statements

     2.  Schedules.

     All schedules other than Schedule II, Valuation and Qualifying Accounts, set forth below, are omitted as the required information is inapplicable or is presented in the financial statements or related notes which are incorporated herein by reference.

     3.  Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1  (b)  --  Amended and Restated Certificate of Incorporation*
 3.1  (c)  --  Amendment to Company's Certificate of Incorporation changing the name of the Company to SLI, Inc.*
 3.2       --  Bylaws(1)
 4.1       --  Reference is made to Exhibits 3.1 and 3.2
 4.2       --  Form of Common Stock Certificate(1)
10.1       --  Copy of Company's Incentive and Non-Statutory Stock Option
               Plan(1)
10.1  (a)  --  Copy of Amendment to Company's Incentive and Non-Statutory
               Stock Option Plan(1)
10.1  (b)  --  Copy of Amendment to Company's Incentive and Non-Statutory
               Stock Option Plan*
10.1  (c)  --  Copy of Special 1997 Stock Option Plan*
10.2       --  Copy of Share Purchase Agreement by and between Xenell Corp.
               and VCH International Limited dated October 1, 1992(1)
10.3       --  Copy of Agreement for the Sale of Assets and Intellectual
               Property Rights by and between VCH International Limited,
               VCH Limited, Xenell Corp. and CML-Delaware dated October 20,
               1992(1)
10.4       --  Copy of Asset Purchase Agreement by and between Glolite
               Sales, Ltd. and the Company dated March 1, 1993(1)
10.5       --  Copy of Contract for Purchase and Sale of Stock by and
               between the shareholders of Industrial Devices, Inc. and the
               Company dated March 31, 1994(1)
10.6       --  Copy of Agreement of Merger by and between Xenell Corp. and its shareholders and the Company and its shareholders dated
               December 15, 1993(1)
10.13      --  Copy of Contract for Purchase and Sale of Stock by and
               between the shareholders of Plastomer, Inc. and the Company dated March 28, 1995(1)
10.17      --  Copy of Contract for Purchase and Sale of Stock by and
               between the shareholders of Fredon Development Industries,
               Inc. and the Company dated August 11, 1995(2)
10.18      --  Copy of Agreement for purchase of certain assets among STT
               Holdings Limited, STT Badalex Limited, STI Lighting Limited,
               PRT Shipping Limited, CML-Badalex Limited, PRT Industrial
               Holdings Limited and PRT Group Limited dated November 10,
               1995(4)
10.19      --  Copy of Contract for Purchase and Sale of stock by and between the shareholders of Electro Fiberoptics, Inc. and
               the Company dated December 1, 1995(2)
10.20      --  Copy of Agreement for purchase of assets of Phoenix Lighting
               (UK) Limited by and among Phoenix Lighting (UK) Limited,
               Lynn Robert Bailey, Christopher John Barlow and the Company
               dated December 18, 1995(3)
10.23      --  Copy of Agreement on the Sale and Transfer of Shares and
               Interests in the Alba/Albrecht Group dated May 15, 1996(5)
10.24      --  Copy of Contract for Exchange of Stock by and between Werner
               A. Arnold and the Company dated May 15, 1996(5)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.25      --  Copy of Contract for Purchase and Sale of Stock of Alba
               Lamps, Inc. by and between Werner A. Arnold and the Company dated May 15, 1996(5)
10.26      --  Copy of Contract for Purchase and Sale of Stock of
               Alba-Malaysia by and between Werner A. Arnold and the
               Company dated May 15, 1996(5)
10.27      --  Copy of Employment Agreement with Werner A. Arnold dated May
               30, 1996(5)
10.28      --  Copy of Contract for Purchase and Sale of Stock of Valmont
               Electric, Inc. by and between Valmont Industries, Inc. and the Company dated January 3, 1997(7)
10.29      --  Copy of Joint Venture Agreement by and among Schott
               Corporation, CML Fiberoptics, Inc., Electro Fiberoptics
               Corp., Schott CML Fiberoptics LLC, and the Company dated
               January 28, 1997(8)
10.30      --  Copy of Stock Purchase Agreement between the Sylvania
               Lighting International B.V. and the Company dated September
               8, 1997(9)
10.31      --  Asset Purchase and Security Agreement dated November 21,
               1997 by and among the Company and Solium, Inc. and Pacific
               Scientific Company*
10.32      --  Acquisition Agreement dated January 7, 1997 between Gustav
               Bauckner GmbH and Alba Speziallampen Holding GmbH*
10.33      --  Amended and Restated Credit Agreement dated as of October
               30, 1997 and amendments thereto*
10.34      --  Framework Agreement for Supply Contracts between Osram GmbH and EDIL International Lighting B.V.*
10.35      --  Amended and Restated Intellectual Property Allocation and
               License Agreement dated August 6, 1992 among EDIL
               International Lighting B.V. and Osram Acquisition
               Corporation and Osram GmbH*
10.36      --  Supply contract dated February 19, 1985 between Osram and
               Sylvania*
10.37      --  Purchase Agreement dated March 4, 1996 between Philips
               Lighting B.V. and Sylvania N.V.*
10.38      --  Settlement Agreement dated August 14, 1997 between Sylvania
               Lighting International B.V. and Osram GmbH*
10.39      --  Framework Agreement dated as of January 29, 1997 between
               Osram Sylvania Products, Inc. and Osram Sylvania and
               Sylvania Lighting International B.V.*
10.40      --  Agreement dated June 6, 1982 between Emgo and GTE Sylvania*
10.41      --  Employment agreement between the Company and Mr. Frank Ward*
10.42      --  Employment agreement between the Company and Mr. Richard
               Parenti*
10.48      --  Employment agreement between the Company and Mr. Fredrick
               Howard*
21.1       --  List of subsidiaries*
23.1  (a)  --  Consent of Ernst & Young LLP*
23.1  (b)  --  Consent of Hards Pearson*
27.1       --  Financial Data Schedule (for SEC use only)

---------------

 *  Filed herewith
(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-90416.
(2) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended December 3, 1995, File No. 0-25848.
(3) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended March 3, 1996, File No. 0-25848.

(4) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848.
(5) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated June 14, 1996, File No. 0-25848.
(6) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848.
(7) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated January 30, 1997, File No. 0-25848.
(8) Incorporated by reference to the Exhibits included in the Company's Form 10-K dated December 1, 1996, File No. 0-25848.
(9) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated September 10, 1997, File No. 0-25848.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1999                     SLI, INC.

                                          By:       /s/ FRANK M. WARD
                                            ------------------------------------
                                                       Frank M. Ward
                                               Chief Executive and Financial
                                                           Officer

                                          By:    /s/ RICHARD F. PARENTI
                                            ------------------------------------
                                                     Richard F. Parenti
                                                  Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ FRANK M. WARD                               Director             March 24, 1999
-----------------------------------------------------
                    Frank M. Ward

                  /s/ WERNER ARNOLD                               Director             March 24, 1999
-----------------------------------------------------
                    Werner Arnold

                                                                  Director             March 24, 1999
-----------------------------------------------------
                  Donald S. Dewsnap

                 /s/ RICHARD INGRAM                               Director             March 24, 1999
-----------------------------------------------------
                   Richard Ingram

                   /s/ FRED HOWARD                                Director             March 24, 1999
-----------------------------------------------------
                     Fred Howard

                 /s/ MAURICE B. HARE                              Director             March 24, 1999
-----------------------------------------------------
                   Maurice B. Hare

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SLI, Inc. (formerly Chicago Miniature Lamp, Inc.)

     We have audited the accompanying consolidated balance sheets of SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and subsidiaries as of January 3, 1999 and November 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 3, 1999, November 30, 1997, and December 1, 1996, and for the month ended January 4, 1998. Our audits also included the financial statement schedule for the years ended January 3, 1999, November 30, 1997, and December 1, 1996 and for the month ended January 4, 1998, listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chicago Miniature Lamp (Canada), Inc., a wholly owned subsidiary, which statements reflect net sales and income before income taxes of approximately $18,426,000 and $3,406,000, $14,605,000 and $2,671,000 and $13,031,000 and
$2,281,000 for the years ended January 3, 1999, November 30, 1997, and December 1, 1996, respectively, and $1,087,000 and $83,000 for the month ended January 4, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Chicago Miniature Lamp (Canada), Inc., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and subsidiaries at January 3, 1999 and November 30, 1997, and the consolidated results of their operations and their cash flows for the years ended January 3, 1999, November 30, 1997, and December 1, 1996, and for the month ended January 4, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended January 3, 1999, November 30, 1997, and December 1, 1996 and for the month ended January 4, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Chicago, Illinois
February 12, 1999

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 3,   NOVEMBER 30,
                                                                 1999          1997
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 27,390      $ 73,416
  Accounts receivable, less allowances for doubtful accounts
     of $9,369 in 1999 and $7,889 in 1997...................    160,582       140,380
  Inventories...............................................    149,453       124,086
  Prepaid expenses and other................................     15,735        12,120
                                                               --------      --------
          Total current assets..............................    353,160       350,002
Property, plant, and equipment, net.........................    341,210       269,650
Other assets:
  Goodwill, net of accumulated amortization.................     38,353         7,651
  Other intangible assets, net of accumulated
     amortization...........................................     29,091        12,039
  Other.....................................................     13,649        12,319
                                                               --------      --------
          Total assets......................................   $775,463      $651,661
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes payable..................................   $ 28,086      $  5,432
  Current portion of long-term debt.........................      1,788         9,389
  Accounts payable..........................................    121,484       102,104
  Accrued expenses..........................................    100,778       107,616
  Income taxes payable......................................      3,234         7,855
                                                               --------      --------
          Total current liabilities.........................    255,370       232,396
Long-term debt, less current portion........................    238,530       185,434
Other liabilities:
  Deferred income taxes.....................................     10,952         5,532
  Other long-term liabilities...............................     52,801        62,248
                                                               --------      --------
          Total other liabilities...........................     63,753        67,780
Commitments and contingencies
  Stockholders' equity:
  Preferred stock, $.01 par value -- Authorized -- 5,000,000
     shares, none issued and outstanding....................         --            --
  Common stock, $.01 par value -- Authorized -- 100,000,000
     shares -- Issued -- 29,346,498 and 29,302,796 shares in
     1999 and 1997, respectively............................        293           293
  Common stock to be issued.................................      8,419            --
  Additional paid-in capital................................    131,399       126,835
  Retained earnings.........................................     77,703        45,218
  Cumulative translation adjustment.........................      4,080         2,377
  Less: Treasury stock at cost, 315,900 and 643,345 shares
     in 1999 and 1997.......................................     (4,084)       (8,672)
                                                               --------      --------
          Total stockholders' equity........................    217,810       166,051
                                                               --------      --------
          Total liabilities and stockholders' equity........   $775,463      $651,661
                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED
                                        ---------------------------------------------------    MONTH ENDED
                                          JANUARY 3,       NOVEMBER 30,       DECEMBER 1,       JANUARY 4,
                                             1999              1997              1996              1998
                                        --------------   ----------------   ---------------   --------------
                                                                                                 (NOTE 2)
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.............................   $   773,068       $   329,959        $    94,171      $    53,866
Cost of products sold.................       533,484           231,933             61,147           40,199
                                         -----------       -----------        -----------      -----------
Gross margin..........................       239,584            98,026             33,024           13,667
Selling, general, and administrative
  expenses............................       178,235            65,549             14,552           14,004
Restructuring costs...................         2,022             5,115                 --               --
                                         -----------       -----------        -----------      -----------
Operating income (loss)...............        59,327            27,362             18,472             (337)
Other (income) expenses:
  Interest expense....................        17,809             5,238                936            1,312
  Interest income.....................          (917)           (4,082)              (635)            (106)
  Other, net..........................         1,247            (2,326)            (1,294)            (471)
                                         -----------       -----------        -----------      -----------
Income (loss) before income taxes.....        41,188            28,532             19,465           (1,072)
Income taxes..........................         8,156             7,591              6,029             (525)
                                         -----------       -----------        -----------      -----------
Net income (loss).....................   $    33,032       $    20,941        $    13,436             (547)
                                         ===========       ===========        ===========      ===========
Net income (loss) per common share --
  Basic...............................   $      1.14       $       .73        $       .55      $      (.02)
                                         ===========       ===========        ===========      ===========
Weighted-average shares outstanding --
  Basic...............................    28,898,124        28,760,505         24,357,099       28,658,634
                                         ===========       ===========        ===========      ===========
Net income (loss) per common share --
  Dilutive............................   $      1.10       $       .71        $       .55      $      (.02)
                                         ===========       ===========        ===========      ===========
Weighted-average shares outstanding --
  Dilutive............................    30,131,604        29,330,889         24,487,855       29,298,133
                                         ===========       ===========        ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK
                              ------------------   COMMON
                                NUMBER             STOCK    ADDITIONAL                         CUMULATIVE
                                  OF        PAR    TO BE     PAID-IN     TREASURY   RETAINED   TRANSLATION
                                SHARES     VALUE   ISSUED    CAPITAL      STOCK     EARNINGS   ADJUSTMENT     TOTAL
                              ----------   -----   ------   ----------   --------   --------   -----------   --------
                                                              (DOLLARS IN THOUSANDS)
Balance at December 3,
  1995......................  23,558,171   $236    $  --     $ 23,805         --    $10,841      $    39     $ 34,921
Comprehensive income:
  Net income................          --     --       --           --         --     13,436           --       13,436
  Translation adjustment
    (net of taxes of
    $180)...................          --     --       --           --         --         --          551          551
                                                                                                             --------
Comprehensive income........                                                                                   13,987
Issuance of common stock:
  Public offering, including
    over allotment, net of
    offering costs..........   5,287,125     53       --       98,291         --         --           --       98,344
  Acquisition...............     225,000      2       --        3,248         --         --           --        3,250
  Exercise of stock
    options.................     116,394      1       --          661         --         --           --          662
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at December 1,
  1996......................  29,186,690    292       --      126,005         --     24,277          590      151,164
Comprehensive income:
  Net income................          --     --       --           --         --     20,941           --       20,941
  Translation adjustment
    (net of taxes of
    $771)...................          --     --       --           --         --         --        1,787        1,787
                                                                                                             --------
  Comprehensive income......                                                                                   22,728
Issuance of common stock:
  Additional offering
    costs...................          --     --       --         (212)        --         --           --         (212)
  Acquisition...............       4,500     --       --          100         --         --           --          100
  Exercise of stock
    options.................     111,606      1       --          942         --         --           --          943
Purchase of 643,345 shares
  for treasury..............                 --       --           --     (8,672)        --           --       (8,672)
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at November 30,
  1997......................  29,302,796    293       --      126,835     (8,672)    45,218        2,377      166,051
Comprehensive income:
  Net income................          --     --       --           --         --       (547)          --         (547)
  Translation adjustment
    (net of taxes of
    $738)...................          --     --       --           --         --         --       (3,210)      (3,210)
Comprehensive income
  (loss)....................          --     --       --           --         --         --           --       (3,757)
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at January 4,
  1998......................  29,302,796    293       --      126,835     (8,672)    44,671         (833)     162,294
Comprehensive income:
  Net income................          --     --       --           --         --     33,032           --       33,032
Translation adjustment (net
  of taxes of $2,101).......          --     --       --           --         --         --        4,913        4,913
                                                                                                             --------
Comprehensive income........                                                                                   37,945
Issuance of common stock:
  Acquisitions..............     680,000      7    8,419       12,591         --         --           --       21,017
  Exercise of stock
    options.................     295,947      2                 3,770                                           3,772
  Purchase 604,800 shares
    for treasury............          --     --       --           --     (7,218)        --           --       (7,218)
  Retire treasury shares....    (932,245)    (9)      --      (11,797)    11,806         --           --           --
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at January 3,
  1999......................  29,346,498   $293    $8,419    $131,399    $(4,084)   $77,703      $ 4,080     $217,810
                              ==========   ====    ======    ========    =======    =======      =======     ========

   The accompanying notes are an integral part of these financial statements.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    ONE
                                                                   YEAR ENDED                      MONTH
                                                   -------------------------------------------     ENDED
                                                     JANUARY 3,     NOVEMBER 30,   DECEMBER 1,   JANUARY 4,
                                                        1999            1997          1996          1998
                                                   --------------   ------------   -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)................................     $ 33,032       $  20,941      $ 13,436      $   (547)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization..................       17,280           7,252         3,165         1,462
  Deferred income taxes..........................          470          (3,094)          907          (566)
  Changes in operating assets and liabilities:
     Accounts receivable.........................        2,361         (15,597)       (5,110)        7,141
     Inventories.................................      (14,009)            695        (4,873)       (2,709)
     Prepaid expenses and other..................        1,715            (182)         (440)      (12,628)
     Accounts payable............................        2,084          21,051        (3,478)       (8,292)
     Accrued expenses............................      (14,555)         (4,669)        1,452          (988)
     Income taxes payable........................        1,268          (1,825)         (652)          (45)
     Stockholder payable/receivable..............          (53)            594          (594)          303
     Other long-term liabilities.................      (12,012)          5,617        (3,420)       (1,778)
                                                      --------       ---------      --------      --------
Net cash provided by (used in) operating
  activities.....................................       17,581          30,783           393       (18,647)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment......      (48,970)        (23,116)       (8,921)       (1,966)
Proceeds from disposal of property, plant and
  equipment......................................        2,529              --            --            --
Acquisitions, net of cash acquired...............      (27,721)       (165,325)      (10,293)           --
Maturities of held-to-maturity investments.......                           --         2,102            --
                                                      --------       ---------      --------      --------
Net cash used for investing activities...........      (74,162)       (188,441)      (17,112)       (1,966)
FINANCING ACTIVITIES
Net borrowings (repayments) of short term debt...          313          (4,541)        1,804           858
Net borrowings of revolving credit line..........       50,494         183,375            --            --
Proceeds from long-term debt.....................        7,214           5,730        24,442        (1,089)
Payments of long-term debt.......................      (22,967)        (52,128)       (3,214)           --
Payment of deferred financing costs..............           --          (2,616)         (297)           --
Proceeds from issuance of common stock -- Net of
  offering costs.................................           --            (212)       98,344            --
Repurchase of shares for treasury................       (7,218)         (8,672)           --            --
Exercise of stock options........................        3,079             943           662            --
                                                      --------       ---------      --------      --------
Net cash provided by (used in) financing
  activities.....................................       30,915         121,879       121,741          (231)
Effect of exchange rate changes on cash..........          484             168            --            --
                                                      --------       ---------      --------      --------
Net increase (decrease) in cash and cash
  equivalents....................................      (25,182)        (35,611)      105,022       (20,844)
Cash and cash equivalents, beginning of year.....       52,572         109,027         4,005        73,416
                                                      --------       ---------      --------      --------
Cash and cash equivalents, end of year...........     $ 27,390       $  73,416      $109,027      $ 52,572
                                                      ========       =========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Interest.......................................     $ 18,120       $   2,097      $    936      $      0
  Income taxes...................................     $  4,138       $   7,447      $  3,802      $  1,510

   The accompanying notes are an integral part of these financial statements.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND ACQUISITIONS

     SLI, Inc. (formerly Chicago Miniature Lamp, Inc. (an Oklahoma corporation)) and subsidiaries (collectively, the Company) operates in a single business segment and is a vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 20 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer and supplier of a wide variety of lighting products, including lamps, (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company serves a diverse, international customer base and at January 3, 1999 had 31 manufacturing plants in 13 countries.

     SLI Inc. acquired 6 companies in 1998 for approximately $31.9 million in cash and 905,000 of newly issued common shares valued at approximately $21.0 million and the assumption of approximately $27 million in debt. In 1997, the Company acquired 4 companies for approximately $187.1 million in cash and the assumption of approximately $1.4 million of debt. The Company acquired 3 companies in 1996 for approximately $12.5 million in cash and 225,000 of newly issued common shares valued at approximately $3.3 million and the assumption of approximately $4.9 million of debt. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated values of the net assets acquired, in the amount of $33.7 million in 1998 and $800,000 in 1997 has been recorded in goodwill and amortized over estimated useful lives. The purchase price allocation for one of the 1998 acquisitions is subject to adjustment upon the completion of an asset appraisal. Any adjustment is not expected to be material.

     The largest acquisition occurred in 1997, when the Company acquired all the outstanding capital stock of Sylvania Lighting International, B.V. and its subsidiaries (SLI B.V.) for $161.5 million in cash financed with the Company's cash and the Company's credit facility (Note 4). SLI, B.V. is an integrated designer, manufacturer and seller of lighting systems. SLI, B.V. has a total of 15 manufacturing facilities in Europe, Latin America and Australia and sells to customers throughout the world. There was no excess of purchase price over the fair value of assets acquired.

     Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis, assuming the companies acquired in 1997 had been consolidated since December 4, 1995:

                                                               YEAR ENDED
                                                              NOVEMBER 30,   DECEMBER 1,
                                                                  1997          1996
                                                              ------------   -----------
Net sales...................................................    $755,364      $808,372
Net income..................................................      22,264        17,071
Net income per share........................................         .77           .70

     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made as of December 4, 1995. Pro forma data has not been presented for 1998 because the effect of the 1998 acquisitions on operations was not significant.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FISCAL YEAR

     In January 1998, the Company changed its financial reporting year-end to the Sunday nearest to December 31 of each year. Previously, the fiscal year ended the Sunday nearest December 1. Accordingly, the accompanying statements of operations, stockholders' equity and cash flows include results for the one month transition period ending January 4, 1998. All references herein for the years 1996, 1997 and 1998 represent the fiscal years ended December 1, 1996, November 30, 1997 and January 3, 1999.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost, determined by the first in, first out (FIFO) method, or market. Inventories consist of the following (dollars in thousands):

                                                              JANUARY 3,   NOVEMBER 30,
                                                                 1999          1997
                                                              ----------   ------------
Raw materials...............................................   $ 35,638      $ 28,262
Work in process.............................................     17,389        14,693
Finished goods..............................................     96,426        81,131
                                                               --------      --------
                                                               $149,453      $124,086
                                                               ========      ========

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives:

Buildings and improvements..................................  25-39 years
Machinery and equipment.....................................  12-25 years
Molds.......................................................  10-20 years
Furniture and fixtures......................................   5-10 years

     Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired related to the business acquisitions described in Note 1. Goodwill is amortized on a straight-line basis over the respective useful lives which range from 25 to 40 years. Accumulated amortization is approximately $855,000 and $593,000 at January 3, 1999 and November 30, 1997, respectively. Amortization expense was

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $253,000, $216,000, $200,000, and $53,000, for fiscal 1998, 1997, and 1996, respectively and $9,000 for the one month ended January 4, 1998. The Company continually evaluates the value and future benefits of its goodwill. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced to undiscounted future cash flows if it becomes probable that the Company's best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. There have been no adjustments to the carrying amounts of goodwill resulting from these evaluations.

OTHER INTANGIBLE ASSETS

     Other intangible assets include the fair value of engineering technology, patents, noncompete, and other agreements associated with the acquisitions described in Note 1. The intangibles are being amortized using the straight-line method over their respective useful lives or contract periods, which range from 3 to 25 years. Accumulated amortization is approximately $3,105,000 and $2,290,000 at January 3, 1999 and November 30, 1997, respectively. Amortization expense was approximately $684,000, $480,000, and $392,000 for fiscal 1998, 1997, and 1996, respectively and $57,000 for the one month ended January 4, 1998.

TREASURY STOCK

     The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At January 3, 1999, a total of 1,248,145 shares have been repurchased under these plans. Retirements of treasury stock totaled 932,245 shares as of January 3, 1999.

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

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations in the year incurred and totaled $7,533,000 and $1,926,000 for fiscal 1998 and 1997, respectively and $628,000 for the one month ended January 4, 1998. The costs incurred in fiscal 1996 were not material.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING COSTS

     Advertising costs are charged to expense in the period incurred. Advertising expense for 1998, 1997, and 1996 was approximately $10,500,000, $4,535,000 and $250,000, respectively.

INCOME TAXES

     Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax bases of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. Tax benefits subsequently realized which are related to deferred tax assets with a valuation allowance recorded in connection with a business acquisition will first reduce goodwill and other non-current assets related to the acquisition to zero and any remaining tax benefit will be accounted for in the current statement of operations.

FOREIGN CURRENCY TRANSLATION

     Transactions arising in foreign currencies have been translated at rates of exchange in effect at the dates of the transactions. Gains or losses during the year have been included in net income. Assets and liabilities of foreign affiliates are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income.

STOCK SPLITS AND RECAPITALIZATION

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

     All share and per share data have been adjusted to reflect these stock splits as of the earliest period presented.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires presentations of earnings per share -- "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Basic..............................................  28,898,124   28,760,505   24,357,099
Diluted............................................  30,131,604   29,330,889   24,487,855
                                                     ==========   ==========   ==========

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

     The following stock options are not included in the diluted earnings per share calculation since in each case the exercised price is greater than the average market price:

                                                             1998      1997      1996
                                                            -------   -------   -------
Stock options.............................................  181,606        --        --
                                                            =======   =======   =======

ADOPTION OF ACCOUNTING PRINCIPLES

     The Company has adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     The Company has adopted the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), Statement 131 superseded FASB Statement No. 14, Financial Reporting For Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 is solely a reporting requirement and therefore did not have an effect on the Company's financial position or results of operations.

     The Company has adopted the SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits (Statement 132). Statement 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures. The adoption of Statement 132 is solely a reporting requirement and therefore did not have an effect on the Company's financial position or results of operations.

     In June 1998, the SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (Statement 133), which is required to be adopted in fiscal years beginning after June 15, 1999. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

RECLASSIFICATIONS

     Certain amounts in the fiscal 1997 and 1996 financial statements have been reclassified to conform with the fiscal 1998 presentation.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following:

                                                              JANUARY 3,   NOVEMBER 30,
                                                                 1999          1997
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Land........................................................   $ 11,810      $  8,051
Buildings and improvements..................................     70,545        66,726
Machinery and equipment.....................................    268,442       189,748
Molds.......................................................     14,460        10,662
Furniture and fixtures......................................      6,058         6,493
                                                               --------      --------
                                                                371,315       281,680
Less: Accumulated depreciation..............................     30,105        12,030
                                                               --------      --------
                                                               $341,210      $269,650
                                                               ========      ========

     Depreciation expense was approximately $16,175,000, $6,500,000, $2,700,000 and $1,167,000 for fiscal 1998, 1997 and 1996 and the one month ended January 4, 1998, respectively.

4. DEBT

LONG TERM DEBT

     Long-term Debt consists of the following:

                                                              JANUARY 3,   NOVEMBER 30,
                                                                 1999          1997
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Revolving credit facility...................................   $229,749       183,375
Other debt..................................................     10,569        11,448
                                                               --------      --------
                                                                240,318       194,823
Less: Current portion.......................................      1,788         9,389
                                                               --------      --------
          Total long term debt..............................   $238,530      $185,434
                                                               ========      ========

     The Company has an existing credit facility which provides for a $300 million multi-currency revolving credit facility including a $10 million swing-line loan facility and a $15 million letter of credit facility. Non US dollar borrowings are limited to $75 million. Borrowings under this agreement totaled $229,749,000 at January 3, 1999. This agreement expires August 30, 2002. At the Company's option, the U.S. dollar loans bear interest at LIBOR (5.1% at January 3, 1999) plus a margin, or an adjusted base rate (7.8% at January 3,
1999) plus a margin, payable quarterly. Foreign-denominated loans bear interest at local spot rates. The interest margin of 1.5% for LIBOR loans and .5% for prime loans at January 3, 1999 fluctuates on the Company's leverage ratio. The agreement provides for a quarterly commitment fee, based on the Company's leverage ratio as it relates to the available portion of the commitment (37.5 basis points at January 3, 1999). Mandatory prepayments are required upon the occurrence of additional debt, or offering of equity, as defined in the agreement.

     The Company is required to comply with a number of affirmative and negative covenants under its credit agreements. Among other things, the credit agreements require the Company to satisfy certain financial tests and ratios (including minimum interest coverage ratios, maximum leverage ratios, and minimum net worth requirements).

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At January 3, 1999, long-term debt includes $7,848,000 denominated in Deutsche Marks (bearing interest at 5.24% per annum), $5,422,000 denominated in Belgian Francs (bearing interest at 5.15% per annum) and $9,479,000 in Japanese Yen (bearing interest at 2.05% per annum) under the credit agreement.

     The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt (Note 13).

     Interest expense was $17,809,000 , $5,238,000, and $936,000, for fiscal
1998, 1997, and 1996, respectively and $1,312,000 for the one month period ended January 4, 1998.

     As of January 3, 1999, annual debt principal payments required were as follows (dollars in thousands):

1999........................................................  $  1,788
2000........................................................     2,415
2001........................................................     1,369
2002........................................................   230,590
2003........................................................       771
Thereafter..................................................     3,385
                                                              --------
                                                              $240,318
                                                              ========

SHORT-TERM DEBT

     Short-term borrowings in the amounts of approximately $28.1 million and $5.4 million at January 3, 1999 and November 30, 1997, respectively, primarily consisted of borrowings by subsidiaries located outside of the United States under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted average interest rate on short term borrowings outstanding at January 3, 1999 was 8.4%. No material compensating balances are required or maintained.

5. INCOME TAXES

     The following is a summary of income (loss) before income taxes (dollars in thousands):

                                                                                           ONE
                                                            YEAR ENDED                    MONTH
                                              ---------------------------------------     ENDED
                                              JANUARY 3,   NOVEMBER 30,   DECEMBER 1,   JANUARY 4,
                                                 1999          1997          1996          1998
                                              ----------   ------------   -----------   ----------
Domestic operations.........................   $(5,249)      $14,005        $ 9,280      $(1,170)
Foreign operations..........................    46,437        14,527         10,185           98
                                               -------       -------        -------      -------
                                               $41,188       $28,532        $19,465      $(1,072)
                                               =======       =======        =======      =======

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of the provision (benefit) for income taxes (dollars in thousands):

                                                            YEAR ENDED                  ONE MONTH
                                              ---------------------------------------     ENDED
                                              JANUARY 3,   NOVEMBER 30,   DECEMBER 1,   JANUARY 4,
                                                 1999          1997          1996          1998
                                              ----------   ------------   -----------   ----------
Federal:
  Current...................................   $(1,050)      $ 7,729        $3,082        $(307)
  Deferred..................................       390        (3,002)          632          (28)
                                               -------       -------        ------        -----
                                                  (660)        4,727         3,714         (335)
State:
  Current...................................      (295)        1,005           425          (27)
  Deferred..................................        16          (413)          (49)          (3)
                                               -------       -------        ------        -----
                                                  (279)          592           376          (30)
Foreign:
  Current...................................     7,800         1,951         1,615         (249)
  Deferred..................................     1,295           321           324           89
                                               -------       -------        ------        -----
                                                 9,095         2,272         1,939         (160)
                                               -------       -------        ------        -----
                                               $ 8,156       $ 7,591        $6,029        $(525)
                                               =======       =======        ======        =====

     The Company's manufacturing facility in Costa Rica is operated under a tax holiday, which expires in 2005. The impact of this tax holiday was an increase to net income of $905,000 or $.03 per share for fiscal 1998, $1,393,000 or $.05 per share for fiscal 1997 and $1,309,000 or $.05 per share for fiscal 1996.

     A reconciliation between the provision (benefit) for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows (dollars in thousands):

                                                            YEAR ENDED                  ONE MONTH
                                              ---------------------------------------     ENDED
                                              JANUARY 3,   NOVEMBER 30,   DECEMBER 1,   JANUARY 4,
                                                 1999          1997          1996          1998
                                              ----------   ------------   -----------   ----------
Computed federal tax provision (benefit) at
  U.S. statutory rates......................   $14,416        $9,986        $ 6,618       $(375)
Increase (decrease) in taxes resulting from:
  Amortization of goodwill..................        70           118             35          30
  Nonstatutory stock options................      (880)         (185)            --          --
  State income taxes (benefit), net of
     federal benefit (taxes)................      (130)          396            205         (70)
  Effect of different income taxes of other
     countries..............................    (2,400)         (573)        (1,484)       (381)
  Net operating losses not benefited........     1,276            --             --         271
  Utilization of net operating loss
     carryforwards..........................    (4,196)       (2,211)            --          --
  Other.....................................        --            60            655          --
                                               -------        ------        -------       -----
                                               $ 8,156        $7,591        $ 6,029       $(525)
                                               =======        ======        =======       =====

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The significant items comprising net deferred tax liabilities are as follows (dollars in thousands):

                                                          JANUARY 3, 1999   NOVEMBER 30, 1997
                                                          ---------------   -----------------
Assets:
  Net operating loss carryforwards......................     $ 45,565           $ 46,065
  Reserves..............................................        1,063              4,608
  Accruals..............................................        1,019                573
  Other.................................................        1,717                416
                                                             --------           --------
          Total assets..................................       49,364             51,662

Liabilities:
  Accelerated tax depreciation..........................      (11,521)            (9,984)
  Other.................................................       (4,391)            (2,383)
                                                             --------           --------
          Total liabilities.............................      (15,912)           (12,367)
                                                             --------           --------
                                                               33,452             39,295
Less: Valuation allowance for net operating loss
  carryforwards.........................................      (44,404)           (44,827)
                                                             --------           --------
Net deferred tax liabilities............................     $(10,952)          $ (5,532)
                                                             ========           ========

     For tax purposes, the Company had available at January 3, 1999, net operating loss carryforwards for foreign tax purposes of approximately $117, 351,000.

     The expiration dates of operating loss carryforwards at January 3, 1999 are as follows (dollars in thousands):

1999........................................................  $ 11,438
2000........................................................     5,823
2001........................................................     4,212
2002........................................................    14,924
2003........................................................     4,809
Thereafter..................................................     2,676
No expiration date..........................................    73,469
                                                              --------
                                                              $117,351
                                                              ========

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              JANUARY 3,   NOVEMBER 30,
                                                                 1999          1997
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Payroll and related expenses................................   $ 29,013      $ 27,596
Warranty and customer rebates...............................     22,159        27,036
Restructuring expenses......................................      6,552        17,147
Value-added taxes payable...................................      5,327         7,249
Other.......................................................     37,727        28,588
                                                               --------      --------
                                                               $100,778      $107,616
                                                               ========      ========

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                              JANUARY 3,   NOVEMBER 30,
                                                                 1999          1997
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Pension.....................................................   $25,558       $18,240
Restructuring expenses......................................        --        18,831
Other.......................................................    27,243        25,177
                                                               -------       -------
                                                               $52,801       $62,248
                                                               =======       =======

8. RESTRUCTURING

RESTRUCTURING OF EXISTING OPERATIONS

     In fiscal 1997, the Company approved restructuring plans which resulted in charges of approximately $5.1 million, including $3.5 million of severance costs. This restructuring included the plant closure, personnel termination, and asset liquidation of a lamp-making operation in the United Kingdom (U.K.), which became redundant due to the SLI B.V. acquisition. The facility's land and building were sold, and the equipment was sold or scrapped. Employee severance cost at the Company's U.K. machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Chicago, Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Pauls Valley, Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed of and the building held pending rehabilitation for an undesignated future use. Severance costs of $3.5 million included the elimination of redundancies of 92 employees at the U.K. lamp making location, 67 employees at the U.K. machinery making location and 23 employees at the Chicago, Illinois location. The restructuring plan was completed in 1998 and restructuring accruals were fully used.

     In fiscal 1998, the Company developed and approved restructuring plans for existing operations which resulted in charges of $2.0 million. The restructuring plans included closure costs associated with the Company's Colombia lamp manufacturing operations and the Company's U.K. machinery making operation. Included in these costs were the net effect of severance costs totaling $600,000 and the write-off of lamp making equipment disposed of totaling $1.1 million. Severance costs relate to the elimination of 171 employees at the Company's Colombia operation. This restructuring plan was completed in 1998 and restructuring accruals were fully used. The results of operations of the activities which will not be continued were not significant to the consolidated financial statements.

RESTRUCTURING OF ACQUIRED OPERATIONS

     In connection with the purchase price accounting for the acquisition of SLI B.V., effective September 1, 1997, the Company approved a restructuring plan, which resulted in reorganization accruals of $25.0 million. $8 million of the amount initially recorded was reversed in fiscal 1998 through an adjustment to property, plant and equipment. The remaining purchase liabilities recorded include the following:

          (i) Severance costs of $12.9 million include the termination of 180 employees in Europe, 268 employees in Latin America, 19 employees in Australia and 28 employees in Asia. Approximately $9.2 million of severance cost was paid as of January 3, 1999. The remainder will be paid in fiscal 1999.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

          (ii) Costs of $4.1 million are associated with the closure of leased warehouse and administrative facilities. These costs represent remaining payments on non-cancelable operating leases (which expire through 2000), costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating the facilities. The warehouse closures will occur in France, Belgium and Scandanavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. As of January 3, 1999, $2.6 million of the accrual had been utilized.

9. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain facilities and equipment under operating lease and sublease agreements that expire at various dates from the current year to 2010. As of January 3, 1999, the aggregate minimum future commitments under operating leases are as follows (dollars in thousands):

2000........................................................  $ 9,958
2001........................................................    8,493
2002........................................................    5,035
2003........................................................    3,837
2004........................................................    3,088
Thereafter..................................................    4,831
                                                              -------
                                                              $35,242
                                                              =======

     Rent expense for fiscal 1998, 1997, and 1996, was approximately $10,622,000, $2,846,000 and $948,000, respectively and $238,000 for the one month ended January 4, 1998.

10. STOCK OPTION PLAN

     The Company's Board of Directors has approved amended stock option plans for up to 6,000,000 shares of common stock. The first plan provides for the granting of both incentive stock options (as defined in section 422 of the Internal Revenue Code) and nonqualified stock options. The second plan provides for the granting of incentive stock options to employees outside the U.S. and Canada and certain other persons. Options may be granted under the plans on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of 10 years from the date of grant.

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for the use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 3, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996, respectively: weighted average risk-free interest rates of 5.3%, 6.1%, and 6.5%; no dividend yield; and a weighted-average expected life of the option of 7 years. The volatility factor was assumed to be 0.3.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 3, 1995, its pro forma impact will not be fully reflected until 2001. The Company's pro forma net income and pro forma net income per share -- basic and net income per share -- dilutive would be $21,912,000, $.76 and $.73; $18,248, $.63 and $.62; and $13,039, $.54 and $.53 for the years ended January
3, 1999, November 30, 1997 and December 1, 1996 respectively.

     The table below summarized option activity through January 3, 1999:

                                                                                   WEIGHTED-
                                                                     RANGE OF       AVERAGE
                                                  NUMBER OF          EXERCISE      EXERCISE
                                                   OPTIONS            PRICES         PRICE
                                              -----------------   --------------   ---------
Outstanding at December 3, 1995.............        517,500       $  5.555-7.889    $ 6.471
Options granted during 1996.................        339,750         9.111-15.554     13.257
Options exercised during 1996...............       (116,394)         5.555-7.167      6.440
Options canceled during 1996................       (187,505)         5.555-9.111      7.568
                                                 ----------
Outstanding at December 1, 1996.............        553,351         5.555-15.554     10.474
Options granted during 1997.................      3,297,700        12.917-19.917     17,822
Options exercised during 1997...............       (111,606)        5.555-12.667      8.449
Options canceled during 1997................        (46,802)       12.667-15.167     14.125
                                                 ----------
Outstanding at November 30, 1997............      3,692,643         5.555-19.917     17.051
Options canceled during the month ended
  January 4, 1998...........................        (15,000)              13.000     13.000
                                                 ----------
Outstanding at January 4, 1998..............      3,677,643         5.555-19.917     17.067
Options granted during 1998.................      2,912,100         9.938-33.688     12.520
Options exercised during 1998...............       (295,947)        5.555-18.667     11.877
Options canceled during 1998................     (2,599,001)        9.938-33.688     18.054
                                                 ----------
Outstanding at January 3, 1999..............      3,694,795                          13.206
                                                 ==========

     Information with respect to stock options outstanding and stock options exercisable at January 3, 1999:

                                                                OPTIONS OUTSTANDING
                                                ---------------------------------------------------
                                                                      WEIGHTED
                                                    NUMBER            AVERAGE           WEIGHTED
                                                OUTSTANDING AT       REMAINING          AVERAGE
RANGE OF EXERCISE PRICES                        JANUARY 3, 1999   CONTRACTUAL LIFE   EXERCISE PRICE
------------------------                        ---------------   ----------------   --------------
  $5.555 -  9.938.............................     2,245,650         9.48 years         $ 9.731
  10.250 - 15.167.............................       338,000         9.40 years          11.208
  16.000 - 20.563.............................       873,645         8.77 years          18.614
  23.938 - 32.417.............................       237,500         9.41 years          29.012
                                                   ---------
                                                   3,694,795
                                                   =========

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   OPTIONS EXERCISABLE
                                                             --------------------------------
                                                                 NUMBER           WEIGHTED
                                                             EXERCISABLE AT       AVERAGE
                 RANGE OF EXERCISE PRICES                    JANUARY 3, 1999   EXERCISE PRICE
                 ------------------------                    ---------------   --------------
$ 5.555 - 9.938............................................      587,250          $ 9.147
 10.250 - 15.167...........................................       27,000           14.296
 16.000 - 20.563...........................................      163,145           18.569
                                                                 -------
                                                                 777,395
                                                                 =======

11. EMPLOYEE BENEFIT PLANS

     The Company sponsors separate noncontributory, defined-benefit pension plans (the Plans) covering eligible employees, including employees in foreign countries. The domestic plans cover union employees of SLI, Inc. As a result of the SLI B.V. acquisition in 1997, the Company also has plans covering employees in various foreign locations. The principal locations are Germany, the United Kingdom, and Switzerland. Benefits are based on years of service and compensation. The Plans' 1998 and 1997 combined funded status (based on the most recent valuations) and the amounts recognized in the accompanying consolidated balance sheets are as follows (dollars in thousands):

                                                              JANUARY 3,   NOVEMBER 30,
                                                                 1999          1997
                                                              ----------   ------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $ 55,586      $  1,268
Service cost................................................      2,011           427
Interest cost...............................................      3,820           859
Actuarial loss (gain).......................................      4,207         1,034
Acquisitions................................................         --        50,530
Translation difference......................................      1,142         1,997
Benefits paid...............................................     (3,543)         (529)
                                                               --------      --------
Benefit obligation at end of year...........................   $ 63,223      $ 55,586
                                                               ========      ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   $ 41,880      $  1,063
Actual return on plan assets................................      6,951           783
Acquisitions................................................         --        38,483
Translation difference......................................        332         1,688
Employer contribution.......................................      3,081           392
Benefits paid...............................................     (3,543)         (529)
                                                               --------      --------
Fair value of plan assets at end of year....................   $ 48,701      $ 41,880
                                                               ========      ========
Funded status of the plan (underfunded).....................   $(14,522)     $(13,706)
Unrecognized transition amount..............................         80            75
Unrecognized net actuarial loss.............................        822         1,196
Unrecognized prior service cost.............................         16            14
                                                               --------      --------
Accrued benefit cost........................................   $(13,604)     $(12,421)
                                                               ========      ========

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of net periodic pension cost are as follows (dollars in thousands):

                                                               1998      1997    1996
                                                              -------   ------   ----
Service cost................................................  $ 2,011   $  608   $ 44
Interest cost...............................................    3,820    1,149     81
Expected return on plan assets..............................   (3,266)    (814)   (63)
Net amortization and deferral...............................       --       --     (7)
                                                              -------   ------   ----
Net pension cost............................................  $ 2,565   $  943   $ 55
                                                              =======   ======   ====

ASSUMPTIONS

                                                  1998          1997           1996
                                              ------------  -------------  ------------
                                                                           (U.S. ONLY)
Discount rate...............................  4.3% to 17%    4.5% to 24%   6.5% to 7.5%
Expected return on plan assets..............  5.0% to 7.5%  5.0% to 8.5%    6.5% to 9%
Assumed rate of compensation increase.......  2.5% to 15%    2.5% to 19%        5%

     The Company also maintains separate defined benefit plans for which actuarial valuations were not obtained. These plans have benefit obligations of approximately $4.6 million and $4.4 million at January 3, 1999 and November 30, 1997, respectively. The pension expense for these plans, consisting primarily of interest cost, for fiscal 1998, 1997, and 1996 was approximately $300,000, $344,000, and $124,000.

DEFINED CONTRIBUTION PLANS

     The Company sponsors a number of defined contribution plans. Participation in these plans is available to all U.S. non-union employees and employees in various other countries. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The Company's expense under these plans was approximately $2,674,000, $650,000, and $38,000, for fiscal 1998, 1997, and
1996, respectively.

12. CAPITAL STOCK

     In December 1996, the Company amended its Articles of Incorporation to increase the authorized shares of common stock to 100,000,000 shares.

     At January 3, 1999, 3,694,795 shares of common stock have been reserved for future issuance upon the exercise of stock options.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

INTEREST RATE RISK MANAGEMENT

     The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, which expires February 2, 2001, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month LIBOR. At January 3, 1999, the notional principal amounts of fixed interest rate swap agreements was $40 million having a fixed rate of 5.82%.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the interest swap agreement, the Company sold an option to the counterparty effective through February 2, 2001, whereby the counterparty may terminate the swap agreement on January 29, 1999. The fair value of the option at January 3, 1999, was estimated to be approximately $672,288.

FOREIGN EXCHANGE RISK MANAGEMENT

     The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts (forward contracts). Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in income. Gains and losses on forward contracts hedging from foreign currency commitments are deferred off-balance sheet and included as a component of the related transaction, when recorded; however, a loss is not deferred if deferral would lead to the recognition of a loss in future periods. The aggregate foreign exchange (losses) gains recorded in fiscal 1998, 1997, and 1996 were approximately ($329,554), $1,664,000 and $1,283,000, respectively.

     The forward contracts have maturities of one to 12 months. The counterparties to the Company's forward contracts consist of a number of major international financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and management believes they present no significant credit risk to the Company.

     The following table summarizes by major currency the contractual amounts of the Company's forward contracts in U.S. dollars. Foreign currency amounts are translated at year-end rates at the respective reporting date. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies and "sell" amounts represent the U.S. equivalent of commitments to sell foreign currencies according to local needs in foreign subsidiaries. Some of the forward contracts involve the exchange of two foreign currencies according to local needs in foreign subsidiaries.

     At January 3, 1999 and November 30, 1997, the contractual amounts were:

                                                      JANUARY 3, 1999    NOVEMBER 30, 1997
                                                      ----------------   ------------------
                                                        BUY      SELL      BUY       SELL
                                                      -------   ------   --------   -------
Belgium francs......................................  $    --   $   --   $ 6,170    $   --
Deutsche marks......................................       --       --     8,759        --
French francs.......................................       --       --     2,516        --
Swiss francs........................................       --       --     2,179     1,236
U.S. dollars........................................    5,096       --     4,695        --
Euro................................................   20,174       --                  --
Other...............................................       --       --     3,290        --
                                                      -------   ------   -------    ------
          Total.....................................  $25,270   $   --   $27,609    $1,236
                                                      =======   ======   =======    ======

FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments are held for purposes other than trading. The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accruals are a reasonable estimate of their fair value due to the short-term nature of these instruments. The estimated fair value for long-term debt at January 3, 1999 and November 30, 1997 was approximately equal to the carrying amounts at those dates. At January 3, 1999 and November 30, 1997 the carrying value of forward exchange contracts were $359,000 and ($657,000), respectively and fair value was approximately equal to the carrying amounts.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SELECTED QUARTERLY FINANCIAL DATA

     The following is a summary of unaudited quarterly financial data for fiscal 1998 and 1997. Fiscal 1997 information has been restated to reflect the new reporting period.

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net sales.....................................  $192,420   $185,669   $181,957   $213,022
Gross margin..................................    58,827     56,572     55,996     68,189
Net income....................................     9,117      7,518      6,661      9,736
Net income per common share-Basic.............       .32        .26        .23        .34
Net income per common share-Diluted...........       .30        .25        .23        .32
1997
Net sales.....................................  $ 46,188   $ 49,289   $ 94,622   $186,027
Gross margin..................................    13,993     14,278     28,479     53,314
Net income....................................     6,108      4,650      3,591      5,372
Net income per common share -- Basic..........       .21        .16        .13        .19
Net income per common share -- Diluted........       .21        .16        .12        .18

15. GEOGRAPHIC SEGMENT INFORMATION

     Financial Information for the fiscal years 1998, 1997 and 1996 and for the month ended January 4, 1998 summarized by geographic area is as follows:

                                                                                       MONTH
                                      1998                  1997             1996      ENDED
                               -------------------   -------------------   --------    1/4/98
                               REVENUES    ASSETS    REVENUES    ASSETS    REVENUES   REVENUES
                               --------   --------   --------   --------   --------   --------
United States................  $159,565   $160,172   $129,120   $127,777   $49,843    $ 9,986
Canada.......................    18,426     10,937     14,605     10,459    13,084      1,687
Europe.......................   463,491    491,042    135,719    429,418    22,801     31,383
Latin America................    84,051     87,529     34,894     51,405     8,443      6,580
Other........................    47,535     25,783     15,621     32,602        --      4,230
                               --------   --------   --------   --------   -------    -------
          Total..............  $773,068   $775,463   $329,959   $651,661   $94,171    $53,866
                               ========   ========   ========   ========   =======    =======

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                AUDITOR'S REPORT

To the Shareholder of
Chicago Miniature Lamp (Canada) Inc.

     We have audited the balance sheets of Chicago Miniature Lamp (Canada) Inc. as at January 3, 1999, January 4, 1998, November 30, 1997 and December 1, 1996 and the statements of income, retained earnings and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at January 3, 1999, January 4, 1998, November 30, 1997, and December 1, 1996 and the results of its operations and the changes in its financial position for the periods then ended in accordance with generally accepted accounting principles in the United States.

                                          Hards Pearson
                                          Chartered Accountants

Barrie, Canada,
January 29, 1999.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                                 BALANCE SHEET
                             AS AT JANUARY 3, 1999
                                   CANADIAN $

                                              JANUARY 3,    JANUARY 4,    NOVEMBER 30,   DECEMBER 1,
                                                 1999          1998           1997          1996
                                              -----------   -----------   ------------   -----------
                                               ASSETS
CURRENT
Cash........................................  $        --   $ 1,156,194   $ 1,476,387    $   985,424
Accounts receivable.........................    4,121,696     3,310,152     2,996,235      2,630,575
Inventory (note 3)..........................    2,943,649     1,557,128     1,360,003      1,661,931
Prepaid expenses............................       38,060        49,278        45,695         31,019
Due from related parties (note 4)...........    4,145,066       291,029       254,974             --
                                              -----------   -----------   -----------    -----------
          Total current assets..............   11,248,471     6,363,781     6,133,294      5,308,949
Fixed assets (note 5).......................    8,559,505     8,066,973     8,007,320      6,779,361
Goodwill (note 6)...........................    1,110,101     1,140,724     1,143,277      1,261,167
                                              -----------   -----------   -----------    -----------
                                              $20,918,077   $15,571,478   $15,283,891    $13,349,477
                                              ===========   ===========   ===========    ===========

                                LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT
Bank indebtedness...........................  $    41,355   $        --   $        --    $        --
Accounts payable and accrued charges........    2,027,279     1,586,085     1,503,962      1,350,297
Income taxes payable........................      906,916       119,129        73,301        614,565
Due to related parties (note 4).............           --            --            --        471,450
                                              -----------   -----------   -----------    -----------
          TOTAL CURRENT LIABILITIES.........    2,975,550     1,705,214     1,577,263      2,436,312
Due to SLI, Inc. (note 7)...................    2,932,821     2,011,075     1,939,000      1,353,400
Accrued start-up costs......................           --            --            --        333,058
Deferred income taxes.......................    2,127,172     1,927,172     1,919,672      1,683,081
                                              -----------   -----------   -----------    -----------
          Total liabilities.................    8,035,543     5,643,461     5,435,935      5,805,851
                                              -----------   -----------   -----------    -----------
SHAREHOLDER'S EQUITY
Capital stock (note 8)......................    5,000,000     5,000,000     5,000,000      5,000,000
Deferred translation loss (note 9)..........     (156,496)           --            --             --
Retained earnings...........................    8,039,030     4,928,017     4,847,956      2,543,626
                                              -----------   -----------   -----------    -----------
          Total shareholder's equity........   12,882,534     9,928,017     9,847,956      7,543,626
                                              -----------   -----------   -----------    -----------
                                              $20,918,077   $15,571,478   $15,283,891    $13,349,477
                                              ===========   ===========   ===========    ===========

                            See accompanying notes.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                              STATEMENT OF INCOME
                                   CANADIAN $

                          PERIOD ENDED JANUARY 3, 1999
       (WITH COMPARATIVE FIGURES FOR THE ONE MONTH ENDED JANUARY 4, 1998
          AND THE YEARS ENDED NOVEMBER 30, 1997 AND DECEMBER 1, 1996)

                                                  1999          1998         1997          1996
                                               -----------   ----------   -----------   -----------
NET SALES....................................  $26,915,467   $1,494,358   $19,465,058   $16,872,470
Direct materials and labour..................   17,340,282    1,108,442    10,661,542     9,710,805
                                               -----------   ----------   -----------   -----------
Contributions to overhead....................    9,575,185      385,916     8,803,516     7,161,665
                                               -----------   ----------   -----------   -----------
OVERHEAD COSTS
Manufacturing expenses.......................    3,367,940      267,826     2,686,135     2,547,175
Depreciation and amortization................      685,963       56,973       587,045       491,816
                                               -----------   ----------   -----------   -----------
                                                 4,053,903      324,799     3,273,180     3,038,991
Inventory change and capitalized variances...     (898,565)    (198,096)      670,242      (290,943)
                                               -----------   ----------   -----------   -----------
                                                 3,155,338      126,703     3,943,422     2,748,048
                                               -----------   ----------   -----------   -----------
GROSS MARGIN.................................    6,419,847      259,213     4,860,094     4,413,617
Distribution costs...........................      152,749       11,804       120,702       117,504
Tooling income...............................           --           --        (3,058)      (15,890)
                                               -----------   ----------   -----------   -----------
GROSS PROFIT.................................    6,267,098      247,409     4,742,450     4,312,003
Administration...............................      465,624       69,645       563,120       657,707
                                               -----------   ----------   -----------   -----------
INCOME BEFORE INTEREST AND MANAGEMENT FEE....    5,801,474      177,764     4,179,330     3,654,296
Interest on long-term debt...................           --           --            --        55,662
Management fee...............................      790,461       44,375       525,000       510,000
                                               -----------   ----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES.....    5,011,013      133,389     3,654,330     3,088,634
                                               -----------   ----------   -----------   -----------
Provision for income taxes
  Current....................................    1,700,000       45,828     1,180,000       946,100
  Deferred...................................      200,000        7,500       170,000       152,907
                                               -----------   ----------   -----------   -----------
                                                 1,900,000       53,328     1,350,000     1,099,007
                                               -----------   ----------   -----------   -----------
          NET INCOME FOR THE PERIOD..........  $ 3,111,013   $   80,061   $ 2,304,330   $ 1,989,627
                                               ===========   ==========   ===========   ===========

                            See accompanying notes.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                         STATEMENT OF RETAINED EARNINGS
                                   CANADIAN $

                          PERIOD ENDED JANUARY 3, 1999
       (WITH COMPARATIVE FIGURES FOR THE ONE MONTH ENDED JANUARY 4, 1998
          AND THE YEARS ENDED NOVEMBER 30, 1997 AND DECEMBER 1, 1996)

                                                     1999         1998         1997         1996
                                                  ----------   ----------   ----------   ----------
RETAINED EARNINGS, BEGINNING OF PERIOD..........  $4,928,017   $4,847,956   $2,543,626   $  553,999
Net income for the period.......................   3,111,013       80,061    2,304,330    1,989,627
                                                  ----------   ----------   ----------   ----------
RETAINED EARNINGS, END OF PERIOD................   8,039,030    4,928,017    4,847,956    2,543,626
                                                  ==========   ==========   ==========   ==========

                            See accompanying notes.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                            STATEMENT OF CASH FLOWS
                                   CANADIAN $

                          PERIOD ENDED JANUARY 3, 1999
       (WITH COMPARATIVE FIGURES FOR THE ONE MONTH ENDED JANUARY 4, 1998
          AND THE YEARS ENDED NOVEMBER 30, 1997 AND DECEMBER 1, 1996)

                                                  1999          1998         1997          1996
                                               -----------   ----------   -----------   -----------
OPERATING ACTIVITIES
Net income for the period....................  $ 3,111,013   $   80,061   $ 2,304,330   $ 1,989,627
Add charges to income not resulting in a
  current outlay of cash
  Depreciation and amortization..............      685,963       56,973       587,045       494,518
  Deferred income taxes......................      200,000        7,500       170,000       152,907
  Loss on sale of fixed assets...............           --           --         4,975        83,643
                                               -----------   ----------   -----------   -----------
                                                 3,996,976      144,534     3,066,350     2,720,695
Net decrease in accrued start-up costs.......           --           --      (333,058)     (322,871)
Adjustment to deferred taxes and goodwill
  recorded upon amalgamation.................           --           --       165,254            --
Net change in non-cash working capital
  balances (note 10).........................     (957,866)    (386,674)     (466,007)     (212,175)
                                               -----------   ----------   -----------   -----------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.................................    3,039,110     (242,140)    2,432,539     2,185,649
                                               -----------   ----------   -----------   -----------
FINANCING ACTIVITIES
Advances from (to) related parties...........   (3,088,787)      36,020      (140,824)       89,513
Reduction in long-term debt..................           --           --            --      (793,400)
                                               -----------   ----------   -----------   -----------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.................................   (3,088,787)      36,020      (140,824)     (703,887)
                                               -----------   ----------   -----------   -----------
INVESTING ACTIVITIES
Purchase of fixed assets.....................   (1,147,872)    (114,073)   (1,836,156)   (1,645,604)
Proceeds on disposal of fixed assets.........           --           --        35,404       234,954
                                               -----------   ----------   -----------   -----------
CASH USED IN INVESTING ACTIVITIES............   (1,147,872)    (114,073)   (1,800,752)   (1,410,650)
                                               -----------   ----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH DURING THE
  PERIOD.....................................   (1,197,549)    (320,193)      490,963        71,112
Cash, beginning of period....................    1,156,194    1,476,387       985,424       914,312
                                               -----------   ----------   -----------   -----------
CASH (BANK INDEBTEDNESS), END OF PERIOD......      (41,355)   1,156,194     1,476,387       985,424
                                               ===========   ==========   ===========   ===========

                            See accompanying notes.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                       NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 3, 1999

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the company have been prepared in accordance with generally accepted accounting principles, on a basis consistent with that of the preceding period. The following is a summary of the more significant accounting policies:

INVENTORY

     Inventory is valued at the lower of cost or net realizable value. Cost has been determined on the first-in, first-out basis. Net realizable value for finished goods has been defined as standard selling price less normal profit margin. Net realizable value for raw materials has been defined as net replacement cost.

FIXED ASSETS

     Based on purchase accounting, the fixed assets are stated at the lower of appraised value, as determined by appraisals dated April 5, 1995 and May 3, 1995, less accumulated depreciation and net recoverable amount. Additions after these dates are stated at the lower of cost less accumulated depreciation and net recoverable amount. Depreciation is provided when the asset is placed into service on the straight-line basis, with half rates applied in the year of acquisition, over the following periods:

Buildings...................................................      35 years
Machinery and equipment.....................................  5 - 20 years
Moulds and dies.............................................      10 years
Software....................................................       5 years

GOODWILL

     Goodwill is recorded at cost less accumulated amortization. Amortization is provided on the straight-line basis over a period of 40 years.

TRANSLATION OF FOREIGN CURRENCY

     Transactions arising in foreign currencies [principally United States dollars and British pounds] have been translated at rates of exchange in effect at the dates of the transactions. Monetary items denominated in foreign currencies have been translated at rates of exchange in effect at the balance sheet date. Gains or losses during the period have been included in net income.

                      CHICAGO MINIATURE LAMP (CANADA) INC.

3. INVENTORY

                                                JANUARY 3,   JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                   1999         1998          1997          1996
                                                ----------   ----------   ------------   -----------
Raw materials.................................  $1,543,765   $  824,676    $  820,977    $1,029,503
Work-in-progress and finished goods...........   1,239,563      681,763       488,337       625,370
Capitalized variances.........................      53,810      (49,310)      (49,310)      (27,175)
Tooling.......................................     106,511       99,999        99,999        34,233
                                                ----------   ----------    ----------    ----------
                                                $2,943,649   $1,557,128    $1,360,003    $1,661,931
                                                ==========   ==========    ==========    ==========

4. DUE FROM (TO) RELATED PARTIES

                                                   JANUARY 3,   JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                      1999         1998          1997          1996
                                                   ----------   ----------   ------------   -----------
Canadian Dollars
Power Lighting Products, Inc. ...................  $   24,567    $ 24,712      $ 12,625      $      --
British Pounds
Badalex Ltd. ....................................          --     (54,320)      (54,320)       (88,962)
  Exchange.......................................          --     (70,888)      (76,048)      (106,754)
United States Dollars
SLI, Inc. .......................................   3,161,951     275,698       264,438       (205,797)
Socop Industries.................................       9,899          --            --             --
SLI Miniature Lighting Ltd. .....................    (481,300)         --            --             --
  Exchange.......................................   1,429,949     115,827       108,279        (69,937)
                                                   ----------    --------      --------      ---------
                                                   $4,145,066    $291,029      $254,974      $(471,450)
                                                   ==========    ========      ========      =========

     The following is a summary of the related party transactions for the period:

INTERCOMPANY SALES (IN CANADIAN DOLLARS)
Socop Industries............................................  $   41,649
SLI Miniature Lighting Ltd. ................................       8,994
SLI, Inc. ..................................................     386,728
                                                              ----------
                                                              $  437,371
                                                              ==========
OTHER RELATED PARTY TRANSACTIONS
Lamps purchased from SLI Miniature Lighting Ltd. ...........  $1,781,166
Capital equipment purchased from Bruckner...................     435,082
Insurance premiums paid to SLI, B.V. .......................      22,524
Rework performed for IDI Internacional, S.A. (Costa Rica)...      30,816
Management fees paid to SLI, Inc. ..........................     790,461
                                                              ==========

     The above corporations deal on terms that are substantially the same as independent customers. SLI, Inc. pays certain expenditures on behalf of the company and purchases finished goods. They also provide executive, information system and marketing services for which they receive a yearly management fee.

                      CHICAGO MINIATURE LAMP (CANADA) INC.

5. FIXED ASSETS

                                                 JANUARY 3,   JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                    1999         1998          1997          1996
                                                 ----------   ----------   ------------   -----------
Land...........................................  $   75,000   $   75,000    $   75,000    $   75,000
Buildings......................................   1,353,926    1,387,000     1,391,090     1,434,107
Machinery and equipment........................   4,775,234    4,829,048     4,641,387     3,475,312
Moulds and dies................................   1,300,184    1,391,400     1,260,623       884,760
Software.......................................      48,648       30,255        31,355        42,700
Construction-in-progress.......................   1,006,513      354,270       607,865       867,482
                                                 ----------   ----------    ----------    ----------
                                                 $8,559,505   $8,066,973    $8,007,320    $6,779,361
                                                 ==========   ==========    ==========    ==========

     The fixed assets are shown at cost less accumulated depreciation.

6. GOODWILL

                                                 JANUARY 3,   JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                    1999         1998          1997          1996
                                                 ----------   ----------   ------------   -----------
Cost...........................................  $1,224,939   $1,224,939    $1,224,939    $1,323,602
Less accumulated amortization..................    (114,838)     (84,215)      (81,662)      (62,435)
                                                 ----------   ----------    ----------    ----------
                                                 $1,110,101   $1,140,724    $1,143,277    $1,261,167
                                                 ==========   ==========    ==========    ==========

7. DUE TO SLI, INC.

                                                 JANUARY 3,   JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                    1999         1998          1997          1996
                                                 ----------   ----------   ------------   -----------
United States Dollars
Note payable...................................  $1,916,250   $1,416,250    $1,385,000    $1,010,000
  Exchange.....................................   1,016,571      594,825       554,000       343,400
                                                 ----------   ----------    ----------    ----------
                                                 $2,932,821   $2,011,075    $1,939,000    $1,353,400
                                                 ==========   ==========    ==========    ==========

     No interest and no specific terms of repayment have been negotiated.

8. CAPITAL STOCK

                                                 JANUARY 3,   JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                    1999         1998          1997          1996
                                                 ----------   ----------   ------------   -----------
AUTHORIZED
Unlimited voting, 6% non-cumulative,
  redeemable, retractable Class AA special
  shares.......................................
Unlimited common shares........................
ISSUED AND FULLY PAID
5,000,000 common shares........................  $5,000,000   $5,000,000    $5,000,000    $5,000,000
                                                 ==========   ==========    ==========    ==========

9. DEFERRED TRANSLATION LOSS

     The unrealized loss on translation of foreign exchange on the balance due to SLI, Inc. has been deferred to reflect the long-term nature of this advance.

                      CHICAGO MINIATURE LAMP (CANADA) INC.

10. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                                 JANUARY 3,    JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                    1999          1998          1997          1996
                                                 -----------   ----------   ------------   -----------
Accounts receivable............................     (811,544)  $(313,917)     (365,660)     $  10,922
Income taxes receivable........................           --          --            --        133,139
Inventory......................................   (1,386,521)   (197,125)      301,928       (205,552)
Prepaid expenses...............................       11,218      (3,583)      (14,676)         3,637
Accounts payable and accrued charges...........      441,194      82,123       153,665       (768,886)
Income taxes payable...........................      787,787      45,828      (541,264)       614,565
                                                 -----------   ---------     ---------      ---------
                                                 $  (957,866)  $(386,674)    $(466,007)     $(212,175)
                                                 ===========   =========     =========      =========

     Decreases in assets and increases in liabilities result in a source of funds. Increases in assets and decreases in liabilities result in a use of funds and are indicated by brackets.

11. PENSION PLAN

     Prior to July 31, 1997 the company maintained a defined benefit pension plan of which substantially all employees were members. Current and past service costs were charged to income as incurred and funded as required by actuarial valuations.

     The pension expense, all for current service costs, was $62,579 in 1997. Effective July 1, 1997 the company introduced a Group Registered Retirement Savings Plan and began the process of winding-up the defined benefit plan. The accumulated net assets of the defined benefit plan were distributed to the members for transfer to a "locked-in" Registered Retirement Savings Plan.

12. OPERATING LEASES

     Minimum lease payments over the next three years with respect to vehicle and office equipment operating leases are as follows:

2000........................................................  $27,963
2001........................................................   13,348
2002........................................................    5,510
                                                              -------
                                                              $46,821
                                                              =======

13. FINANCIAL INSTRUMENTS

     It is management's opinion that the company is not exposed to significant interest, currency, or credit risks arising from financial instruments. The fair values of short-term investments, accounts receivable, accounts payable and accrued liabilities and long-term debt are represented by their carrying values.

14. CONTINGENT LIABILITIES

(A) GUARANTEES

     The company has pledged an unlimited guarantee in favour of BANKBOSTON, N.A. over the indebtedness of its parent company, SLI, Inc.

(B) INCOME TAXES

     In April 1998 Revenue Canada issued a Notice of Assessment with respect to the year ended December 30, 1994 and Notices of Reassessment for the periods ended March 29th and December 3rd, 1995.

                      CHICAGO MINIATURE LAMP (CANADA) INC.

     The effect of these Notices is to disallow certain deductions and Investment Tax Credits pursuant to Section 37 of the Income Tax Act. The Company has not paid any amount in respect of the Notices and has responded by filing Notices of Objection for each of the tax periods in question.

     Based on the information currently available, if these assessments were to be upheld, the Company's exposure would be approximately $190,000 less any amount recovered under certain warranties.

     If any payment is ultimately required, it will be recorded in the period paid.

15. COMMITMENTS

     The company has committed to $225,000 of capital asset purchases for the coming year. Progress payments totaling $105,000 have been made to suppliers as a result of these commitments. These payments are included under "Construction-in-progress" [Note 5] in the financial statements.

     The company is also committed to the transfer of certain equipment to Socop Industries (a fully-owned subsidiary of SLI Miniature Lighting Ltd. and a related party) in the coming year. The items to be transferred are as follows:

Production equipment........................................  $500,157
Tooling inventory...........................................   101,312
Dies........................................................   145,570
Raw materials...............................................    11,257
                                                              --------
                                                              $758,296
                                                              ========

     The items will be transferred at cost with no specific terms of repayment.

16. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect and entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

17. COMPARATIVE AMOUNTS

     Certain comparative amounts have been reclassified from those previously presented to confirm to the presentation of the current period's financial statements.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
       SLI, INC. (FORMERLY CHICAGO MINIATURE LAMP, INC.) AND SUBSIDIARIES
                             (Dollars in Thousands)

                                                BALANCE AT    CHARGED TO                              BALANCE AT
                                                 BEGINNING     COSTS AND                                END OF
                 DESCRIPTION                     OF PERIOD     EXPENSES     DEDUCTIONS    OTHERS(1)     PERIOD
                 -----------                    -----------   -----------   -----------   ---------   -----------
Year end January 3, 1999:
  Reserves and allowances deducted from asset
  account:
       Allowance for uncollectible accounts...    $ 7,677        $616         $(1,372)      $2,448      $ 9,369
       Inventory reserves for excess and
       obsolete...............................     13,727         835          (2,553)       4,090       16,099

Month end January 4, 1998:
  Reserves and allowances deducted from asset
  account:
       Allowance for uncollectible accounts...      7,889          26             (46)        (192)       7,677

Year end November 30, 1997:
  Reserves and allowances deducted from asset
  account:
       Allowance for uncollectible accounts...        524         771            (367)       6,961        7,889

Year end December 1, 1996:
  Reserves and allowances deducted from asset
  account:
       Allowance for uncollectible accounts...        118         105              70          231          524

---------------

(1) Represents allowance for doubtful accounts and inventory reserves for excess and obsolete acquired as a result of acquisitions, and the currency translation adjustments in these accounts during the period.