Form 10-Q
period 1999-04-04
SLI INC
filed 1999-05-19
CIK 942138

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1999

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

Yes X      No
   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of April 4, 1999, 29,437,741 shares of Registrant's Common Stock $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          SLI, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                        APRIL 4,                     JANUARY 3,
                                                                                          1999                          1999
                                                                                      -----------                    ----------
                                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                                    $   5,856                     $  27,390
          Accounts receivable, net                                                       167,756                       160,582
          Inventories                                                                    155,930                       149,453
          Prepaid expenses and other                                                      22,206                        15,735
                                                                                       ---------                     ---------
                   Total current assets                                                  351,748                       353,160
                                                                                       ---------                     ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                                  352,131                       371,315
          Less - Accumulated depreciation                                                 25,757                        30,105
                                                                                       ---------                     ---------
                                                                                         326,374                       341,210
                                                                                       ---------                     ---------
OTHER ASSETS:
          Goodwill, net of accumulated amortization                                       35,592                        38,353
          Other intangible assets, net of accumulated amortization                        28,655                        29,091
          Other assets                                                                    12,433                        13,649
                                                                                       ---------                     ---------
                   Total other assets                                                     76,680                        81,093
                                                                                       ---------                     ---------

                   Total assets                                                        $ 754,802                     $ 775,463
                                                                                       =========                     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Short-term notes payable                                                     $  40,597                     $  28,086
          Current portion of long-term debt                                                  604                         1,788
          Accounts payable                                                               112,176                       121,484
          Accrued income taxes payable                                                     5,886                         3,234
          Other accrued expenses                                                          82,063                       100,778
                                                                                       ---------                     ---------
                   Total current liabilities                                             241,326                       255,370
                                                                                       ---------                     ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                                     249,678                       238,530
                                                                                       ---------                     ---------

OTHER LIABILITIES:
          Deferred income taxes                                                            3,704                        10,952
          Other long-term liabilities                                                     50,982                        52,801
                                                                                       ---------                     ---------
                   Total other liabilities                                                54,686                        63,753
                                                                                       ---------                     ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
          Common stock, $.01 par value-
                   Authorized - 100,000,000 shares
                   Issued  - 29,437,741 and 29,346,498
                   shares at April 4,1999 and January 3,1999 respectively                    294                           293
          Common stock to be issued                                                        4,819                         8,419
          Additional paid-in capital                                                     134,651                       131,399
          Foreign currency translation adjustment                                        (12,825)                        4,080
          Retained earnings                                                               90,475                        77,703
          Treasury stock at cost, 455,400 and 315,900 shares at April 4,1999
                   and January 3,1999, respectively                                       (8,302)                       (4,084)
                                                                                       ---------                     ---------
                   Total stockholders' equity                                            209,112                       217,810
                                                                                       ---------                     ---------
                   Total liabilities and stockholders' equity                          $ 754,802                     $ 775,463
                                                                                       =========                     =========


See accompanying notes to the condensed financial statements.

                          SLI, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                             THREE MONTHS ENDED
                                                                                       -------------------------------
                                                                                        APRIL 4,              APRIL 5,
                                                                                          1999                  1998
                                                                                       ---------             ---------
                                                                                                 (UNAUDITED)

Net sales                                                                              $ 218,865             $ 192,420
Cost of products sold                                                                    156,011               133,593
                                                                                       ---------             ---------
Gross margin                                                                              62,854                58,827
Selling, general and administrative expenses                                              44,254                44,448
                                                                                       ---------             ---------
Operating income                                                                          18,600                14,379
Other (income) expense
          Interest, net                                                                    4,568                 3,187
          Minority interest                                                                  (54)                  111
          Other, net                                                                      (1,119)                 (315)
                                                                                       ---------             ---------
Income before income taxes                                                                15,205                11,396
Income taxes                                                                               2,433                 2,279
                                                                                       ---------             ---------
Net Income                                                                             $  12,772             $   9,117
                                                                                       =========             =========

Net income per common share - basic
          Net income per share                                                         $    0.44             $    0.32
                                                                                       =========             =========

          Weighted average shares outstanding                                             29,088                28,751
                                                                                       =========             =========

Net income per common share - diluted
          Net income per share                                                         $    0.42             $    0.30
                                                                                       =========             =========

          Weighted average shares outstanding                                             30,703                30,091
                                                                                       =========             =========


See accompanying notes to the condensed financial statements.

                           SLI, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                              THREE MONTHS ENDED
                                                                                       -------------------------------
                                                                                        APRIL 4,              APRIL 5,
                                                                                          1999                  1998
                                                                                       ----------            ---------
                                                                                                 (UNAUDITED)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    $ (28,123)            $   6,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                                              (10,451)              (10,748)
Acquisitions, net of cash acquired                                                        (2,323)              (15,402)
                                                                                       ---------             ---------
Net cash used in investing activities                                                    (12,774)              (26,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                                                           25,085                 1,227
Proceeds from long-term debt                                                                 412
Payments of long-term debt                                                                  (989)               (4,320)
Repurchase of shares for treasury                                                         (5,568)                   --
Exercise of stock options                                                                  1,693                 1,977
                                                                                       ---------             ---------
Net cash provided by (used in) financing activities                                       20,633                (1,116)

Effect of exchange rate changes on cash                                                   (1,270)               (1,047)
                                                                                       ---------             ---------
Net increase (decrease) in cash and cash equivalents                                     (21,534)              (22,182)

Cash and cash equivalents, beginning of period                                            27,390                52,572
                                                                                       ---------             ---------

Cash and cash equivalents, end of period                                               $   5,856             $  30,390
                                                                                       =========             =========


See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1   General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month periods ended April 4, 1999 and April 5, 1998 and (b) the financial position at April 4, 1999. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of January 3, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission.

Note 2   Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):

                                                 April 4,           January 3,
                                                   1999                1999
                                                 --------           ----------

Raw Materials                                    $ 35,980            $ 35,638
Work in process                                    17,358              17,389
Finished Goods                                    102,592              96,426
                                                 --------            --------
                                                 $155,930            $149,453


Note 3   Comprehensive income

         During the three months ended April 4, 1999 and April 5, 1998, total comprehensive income (loss) amounted to ($4.1) million and $4.5 million, respectively. The components of comprehensive income are net income and cumulative foreign currency translation adjustment.


Note 4   Seasonality

         It is expected that the Company's operations will experience certain seasonal patterns. Generally, sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

                           SLI, Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


Note 5   Common stock to be issued

         In connection with certain 1998 acquisitions, the Company is holding 142,500 shares of common stock to be issued pursuant to the terms of the purchase agreements.


Note 6   Income taxes

         The Company's effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards.

Note 7   Treasury stock

         The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At April 4, 1999, a total of 1,491,645 shares have been repurchased under these plans. Retirements of treasury stock totaled 1,036,245 shares as of April 4, 1999.

Note 8   Restructuring of acquired operations

         In connection with the purchase price accounting for the acquisition of SLI B.V., effective September 1, 1997, the Company approved a restructuring plan, which resulted in reorganization accruals of $25.0 million. $8 million of the amount initially recorded was reversed in fiscal 1998 through an adjustment to property, plant and equipment. The remaining purchase liabilities recorded include the following:

                  (i) Severance costs of $12.9 million include the termination of 180 employees in Europe, 268 employees in Australia and 28 employees in Asia. Approximately $9.2 million of severance cost was paid as of April 4, 1999. The remainder will be paid throughout fiscal 1999.

                  (ii) Costs of $4.1 million are associated with the closure of leased warehouse and administrative facilities. These costs represent remaining payments on non-cancelable operating leases (which expire through 2000), costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating the facilities. The warehouse closures will occur in France, Belgium and Scandinavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. As of April 4, 1999 $3.1 million of the accrual had been utilized.

Note 9   Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:

                                                Three Months Ended
                                               --------------------
                                               April 4,    April 5,
                                                1999        1998
                                               --------    --------
                                                  (in thousands)

                  Basic                        29,088       28,751
                  Diluted                      30,703       30,091


         The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note 10  Adoption of Accounting Principles

         In June 1998, the SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activities (Statement 133), which is required to be adopted in fiscal years beginning after June 15, 1999. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of statement 133 will be on the earnings and financial position of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three months ended April 4, 1999 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 20 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at April 4, 1999 had 31 manufacturing plants in 13 countries. SLI, Inc. acquired 6 companies in 1998 and 1 company in 1999, which has an impact on year to year comparisons of revenues and earnings.

         For the three months ended April 4, 1999, 77.9% of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and can continue to affect the Company's balance sheet and results of operations.

RESULTS OF OPERATIONS

Three months ended April 4, 1999 compared to the three months ended April 5, 1998.

         Net sales. Net sales increased 13.7% from $192.4 million for the three months ended April 5, 1998 to $218.9 million for the three months ended April 4, 1999. This increase was primarily due to generic growth generated from the integration of incremental sales of the 1998 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 1.2% for the three months ended April 4, 1999 as compared to the three months ended April 5, 1998.

         Gross Margin. Gross margin increased 6.9% from $58.8 million for the three months ended April 5, 1998 to $62.9 million for the three months ended April 4, 1999; due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, decreased from 30.6% for the three months ended April 5, 1998 to 28.7%, for the three months ended April 4, 1999. This decrease is primarily due to the effects of product mix as caused by the addition of the 1998 and 1999 acquisitions. The gross margin of the Company is expected to improve as further integration of recent acquisitions into the Company evolves.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $44.4 million for the three months ended April 5, 1998 to $44.3 million for the three months ended April 4, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 23.1% for the three months ended April 5, 1998 to 20.2% for the three months ended April 4, 1999 as a result of the Company's strategy to decrease selling, general and administrative expenses at recent acquisitions through implementation of reorganization plans developed and accrued for at the time of such acquisitions. Additionally, the Company seeks to decrease the selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its recent acquisitions as a base for further sales growth.

         Interest (income) expense, net. Interest expense, net, increased from $3.2 million for the three months ended April 5, 1998 to $4.6 million for the three months ended April 4, 1999, primarily as a result of an increase in outstanding borrowings of $87.4 million for the three months ended April 4, 1999.

         Other (income) expense. Other income increased from $315,000 for the three months ended April 5, 1998 to $1.1 million for the three months ended April 4, 1999. Substantially all of the other income resulted from recording the effects of foreign exchange on financing costs.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $11.4 million for the three months ended April 5, 1998 to $15.2 million for the three months ended April 4, 1999. As a percentage of net sales, income before provision for income taxes increased from 5.9% for the three months ended April 5, 1998 to 7.0% for the three months ended April 4, 1999.

         Income taxes. For the three months ended April 4, 1999, the Company recorded a tax provision of $2.4 million on pretax income of $15.2 million, for an effective rate of 16%, compared to an effective rate of 20% for the three months ended April 5, 1998. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth and ongoing capital expenditures. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock.

         As of April 4, 1999, the Company's cash on hand was $5.9 million. For the three months ended April 4, 1999, net cash used in operating activities was $28.1 million and cash used in investing activities totaled $12.8 million. The investing activities included (i) capital expenditures, primarily for production equipment, totaling $10.5 million and (ii) the acquisition of a lighting company in connection with which the Company paid an aggregate amount of approximately $2.3 million, net of cash. Net cash provided by financing activities for the three months ended April 4, 1999 aggregated $20.6 million, which included $24.5 in net borrowings under the Company's credit facilities, repurchases of Common Stock totaling $5.6 million and proceeds from the exercise of stock options totaling $1.7 million.

         As of April 4, 1999, the Company had available borrowings of approximately $70 million under the Existing Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $2.6 million.

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

         The Company believes that cash from operations and borrowings available under the Company's credit facilities will be sufficient to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $33 million.

SEASONALITY

         It is expected that the Company's operations will experience certain seasonal patterns. Generally, sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a software system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

         Utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for year 2000 modifications, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by December 31, 1999 and that such efforts will be completed prior to any currently anticipated impact on computer equipment and software. The Company estimates that as of April 4, 1999, it had completed approximately 50% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to computer equipment and software. The total cost of the Year 2000 project is estimated at $9.8 million and is being funded through operating cash flows. To date the Company has incurred approximately $5.6 million ($5.1 million capitalized for new systems and equipment and $.5 million expensed), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $3.8 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $.4 million relates to repair of hardware and software and will be expensed as incurred.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

ITEM 7A. MARKET RISK

         The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and foreign currency denominated debt obligations.

Debt Denominated in Foreign Currencies is as follows:

                                                                                                                              Fair
                                                                                                  There-                     Value
                                 1999         2000         2001         2002         2003         after         Total        4/4/99
                               -------       ------       ------       ------       ------       --------      -------      -------
                                                                  ( Dollars Equivalents in millions)
Belgium Francs
  Variable Rate                    5.0                                                                            5.0          5.0
  Avg. Interest Rate               5.2%
  Avg. Forward Currency
    Exchange Rate                0.027

Deutsche Marks
  Variable Rate                    7.2                                                                            7.2          7.2
  Avg. Interest Rate               5.6%
  Avg. Forward Currency
    Exchange Rate                0.553

Japanese Yen
  Variable Rate                   13.0                                                                           13.0         13.0
  Avg. Interest Rate               1.7%
  Avg. Forward Currency
    Exchange Rate                0.008

Swiss Francs
  Variable Rate                    4.3                                                                            4.3          4.3
  Avg. Interest Rate               2.8%
  Avg. Forward Currency
    Exchange Rate                0.676

Euro Dollar
  Variable Rate                   42.1                                                                           42.1         42.1
  Avg. Interest Rate               4.6%
  Avg. Forward Currency
    Exchange Rate                1.059

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS ARE AS FOLLOWS:

                                                                     Contractual Amount
                                                  -------------------------------------------------------    Average      Fair
                              Functional                                                  There-             Contract    Value
Buy Contracts                  Currency           1999    2000    2001    2002    2003    after     Total      Rate      4/4/99
----------------------------------------------   ------  ------  ------  ------  ------  --------  -------  ----------  --------
                                                                        (Dollars Equivalents in millions)
Euro Dollar             British Pound Sterling    14.8                                               14.8     1.416       14.2
United States Dollar    British Pound Sterling     2.6                                                2.6     1.636        2.6

                           SLI, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Items 1-5   None


Item 6      Exhibit 27    Financial Data Schedule (For SEC Use Only)





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                         SLI, Inc.


                                         By: /s/ Frank M. Ward
                                            -----------------------------------
                                                 Frank M. Ward, President and
                                                 Chief Executive Officer
Date: May 19, 1999

                                         By: /s/ Richard F. Parenti
                                            -----------------------------------
                                                 Richard F. Parenti,
                                                 Chief Financial Officer
Date: May 19, 1999