Form 10-K/A
period 1999-01-03
SLI INC
filed 1999-06-30
CIK 942138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                             ---------------------

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

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     In connection with the purchase price accounting for the acquisition of SLI, B.V., the Company approved a restructuring plan which resulted in reorganization accruals of $25 million. As part of the finalization of the reorganization accruals, $8 million of the amount initially recorded was reversed to property, plant and equipment in 1998 leaving recorded reorganization accruals of $17 million. The reorganization plan affected employee terminations in Europe, Latin America, Australia and Asia and includes the closure of leased warehouses and administrative facilities. The warehouse closures will occur in Scandinavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. The purchase liabilities include severance costs, remaining payments on non-cancellable operating leases, costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating facilities. The costs in connection with these reorganization plans will be incurred through

1999 and will be paid from cash provided by operations. The Company expects to realize annualized savings of approximately $18 million by the end of 1999 as result of reduced employee expense of approximately $13.4 million, reduced lease cost of approximately $4.5 million and reduced depreciation expense of approximately $100,000.

     As part of management's evaluation and finalization of the restructuring plan for SLI B.V. and the related restructuring accrual recorded at the time of the acquisition, it was determined that $8.0 million ($3.9 million in severance cost and $4.1 million in other costs) of the amount initially recorded in purchase accounting should be reversed in the third quarter of 1998. The amount reversed relates to the plan to consolidate European warehouse facilities. At the time of the formulation of the plan (September 1997), management intended to quickly prepare and present the social plan required in three European countries to employees and government employees and government authorities for approval. Subsequently, in August 1998, it was determined that implementing this portion of the plan in the short term would interrupt operations more significantly than originally anticipated. As such, management determined that delaying and slowly implementing the plan would be a more prudent business course of action and decrease the negative impact on operations. The remaining $1 million of the liability will be used in fiscal 1999.

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

  Year ended November 30, 1997 compared to year ended December 1, 1996.

     Net sales. Net sales increased from $94.2 million for the year ended December 1, 1996 to $330.0 million for Fiscal 1997. This increase was primarily attributable to the impact of the Power Lighting Products, Inc. ("PLP") and SLI, B.V. acquisitions and to a lesser extent, growth from existing operations. Net sales of PLP totaled $70.5 million from January 31, 1997 (the effective date of acquisition) to November 30, 1997 and net sales of SLI, B.V. totaled $149.2 million from September 1, 1997 (the effective date of acquisition) to November 30, 1997. The Company's strategy of integrating acquisitions can affect sales comparisons as existing capacity is utilized for internal purposes.

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

     Restructuring costs. In Fiscal 1997, and in connection with the acquisition of SLI, B.V., the Company developed and approved restructuring plans for existing operations which resulted in charges of approximately $5.1 million including $3.5 million of severance costs. The restructuring included the plant closure, personnel termination, and asset liquidation of a lamp-making operation in the United Kingdom which became redundant due to the SLI B.V. acquisition. The facility's land and building was sold, and the equipment was sold or scrapped. Employee severance cost at the Company's United Kingdom machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed of. This restructuring plan was completed in 1998 with cash provided from operations used to cover the costs incurred. The Company expects to realize approximately $3.0 million in annualized cost savings over the next two year period as a result of reduced employee expense of $2.9 million and reduced depreciation expense of $60,000.

     In connection with the purchase price accounting for the acquisition of SLI, B.V., the Company approved a restructuring plan which resulted in reorganization accruals of $25 million. As part of the finalization of the reorganization accruals, $8 million of the amount initially recorded was reversed to property, plant and equipment in 1998 leaving recorded reorganization accruals of $17 million. The reorganization plan affected employee terminations in Europe, Latin America, Australia and Asia and includes the closure of leased warehouses and administrative facilities. The warehouse closures will occur in Scandinavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. The purchase liabilities include severance costs, remaining payments on non-cancellable operating leases, costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating facilities. The costs in connection with these reorganization plans will be incurred through 1999 and will be paid from cash provided by operations. The Company expects to realize annualized savings of approximately $18 million by the end of 1999 as result of reduced employee expense of approximately $13.4 million, reduced lease cost of approximately $4.5 million and reduced depreciation expense of approximately $100,000.

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

     As of November 30, 1997, the Company's cash on hand was $73.4 million. For Fiscal 1997, net cash provided by operating activities was $30.8 million compared to net cash provided by operating activities of $393,000 for fiscal 1996. The increase was a result of increased net income ($8 million) and an increase in accounts payable and long-term liabilities primarily for SLI, B.V. since the date of acquisition ($24 million). The accounts payable increase related to the timing of purchases and payments. For Fiscal 1997, cash used in investing activities totaled $188.4 million. The investing activities included primarily (i) the Bruckner and PLP acquisitions in connection with which the Company paid an aggregate amount of approximately $25.0 million and (ii) the SLI, B.V. acquisition in connection with which the Company paid approximately $161.5 million. Net cash provided by financing activities in Fiscal 1997 aggregated $121.9 million, which included $132.4 million in borrowings under the Company's credit facilities net of, among other things, repurchases of Common Stock totaling $8.7 million.

     As of January 3, 1999, the Company's cash on hand was $27.4 million. For Fiscal 1998, net cash provided by operating activities was $17.6 million and cash used in investing activities totaled $74.2 million. The investing activities included (i) capital expenditures, primarily for production equipment, totaling $49.0 million and (ii) the 1998 acquisitions in connection with which the Company paid an aggregate amount of approximately $27.7 million, net of cash acquired. Net cash provided by financing activities in Fiscal 1998 aggregated $30.9 million, which included $35 million in net borrowings under the Company's credit facilities, repurchases of Common Stock totaling $7.2 million and proceeds from the exercise of stock options totaling $3.1 million.

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

NET OPERATING LOSS CARRYFORWARDS

     The Company had net operating loss carryforwards for tax purposes of approximately $117.4 million at January 3, 1999, of which approximately $43.9 million expire through 2008 and $73.5 million do not expire.

     The net operating losses were generated in various jurisdictions around the world. Accordingly, notwithstanding the fact that the Company has historically been profitable, a valuation allowance has been provided for substantially all of the deferred tax assets related to the net operating losses. Management is unable to forecast or project future taxable income in specific jurisdictions and has concluded that it is more likely than not that the deferred tax asset relative to loss carryforwards would not be realized for specific jurisdictions.

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

     Utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for year 2000 modifications, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by December 31, 1999 and that such efforts will be completed prior to any currently anticipated impact on computer equipment and software. The Company estimates that as of April 4, 1999, it had completed approximately 50% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to computer equipment and software. The total cost of the Year 2000 project is estimated at $9.8 million and is being funded through operating cash flows. To date the Company has incurred approximately $5.6 million ($5.1 million capitalized for new systems and equipment and $.5 million expenses), related to all phases of the Year 2000 projects. Of the total remaining project costs, approximately $3.8 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $.4 million relates to repair of hardware and software and will be expensed as incurred.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to take orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

     The Company has contacted its vendors and other third parties that could affect the Company's operations with respect to such vendors' year 2000 compliance status. The Company has been informed by such vendors and other third parties that they have achieved or expect to achieve compliance by the end of this year. There can be no guarantee, however, that such systems will be timely converted, or that a failure to convert, or a conversion that is incompatible with the Company's systems, would not have an adverse effect on the Company.

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

Debt Denominated in Foreign Currencies

                                                                       THERE-           FAIR VALUE
                                                               1999    AFTER    TOTAL     1/3/99
                                                              ------   ------   -----   ----------
                                                               (DOLLARS EQUIVALENTS IN MILLIONS)
Belgium Francs
  Variable Rate.............................................  $  5.4   $  --    $ 5.4     $ 5.4
  Avg. Interest Rate........................................     5.2%
  Avg. Forward Currency Exchange Rate.......................   0.029
Deutsche Marks
  Variable Rate.............................................  $  7.8   $  --    $ 7.8     $ 7.8
  Avg. Interest Rate........................................     5.2%
  Avg. Forward Currency Exchange Rate.......................   0.598
Japanese Yen
  Variable Rate.............................................  $  9.5   $  --    $ 9.5     $ 9.5
  Avg. Interest Rate........................................     2.1%
  Avg. Forward Currency Exchange Rate.......................   0.009

Foreign Currency Forward Exchange Contracts

                                                                THERE-              AVERAGE      FAIR VALUE
BUY CONTRACTS                    FUNCTIONAL CURRENCY    1999    AFTER    TOTAL   CONTRACT RATE     1/3/99
-------------                   ----------------------  -----   ------   -----   -------------   ----------
                                                                 (DOLLARS EQUIVALENTS IN MILLIONS)
Euro..........................  British Pound Sterling  $20.2   $  --    $20.2       1.436         $20.6
United States Dollar..........  British Pound Sterling  $ 3.3   $  --    $ 3.3       1.645         $ 3.3
United States Dollar..........  Deutsche Marks          $ 1.9   $  --    $ 1.9       0.600         $ 1.9

     A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. As a result, the Company's financial results could be significantly affected by factors such as foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and various other foreign currencies.

     A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. As a result, the Company's financial results could be significantly affected by factors such as foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and various other foreign currencies.

     The Company has an existing credit facility with a syndicate of banks led by BankBoston, N.A., as administrative agent, providing to the Company and its domestic subsidiaries (the "Borrowers") a $300 million multi-currency revolving credit facility including a $10.0 million swing-line loan facility and a $15.0 million letter of credit facility. Non-U.S.-dollar borrowings are capped at $75.0 million. There are no scheduled amortization payments or repayment penalties. The facility terminates and is repayable in full on August 30, 2002.

     At the Company's option, the interest rates per annum applicable to the revolving credit facility are either adjusted LIBOR plus a margin ranging from 0.75% to 1.75%, or, with respect to US-dollar-denominated loans only, an adjusted base rate plus a margin ranging from zero to 0.75%.

     The Company's revolving credit facility contains a number of covenants typical in senior credit facilities that, among other things, restrict the ability of the Company to dispose of assets (including the stock of subsidiaries), incur additional indebtedness, create additional liens on assets, enter into certain leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. In addition, the Company is also required to comply with certain financial covenants including maximum leverage, minimum interest coverage and minimum net worth. See "Description of Certain Indebtedness".

     The Company believes that it will continue to use its long-term credit facility to fund its future acquisitions, capital expenditures, and other short-term working capital requirements.

     The Company expects to generate sufficient cash flows from operations to pay down remaining debt prior to the expiration of the credit facility (August
2002). All proceeds from the secondary offering will be used to pay down existing debt.

     The Company continues to review and analyze financing alternatives based on capital market conditions.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
SLI, INC. AND SUBSIDIARIES
Report of Independent Auditors..............................
Consolidated Financial Statements
Consolidated Balance Sheets as of January 3, 1999 and
  November 30, 1997.........................................
Consolidated Statements of Operations for the years ended
  January 3, 1999, November 30, 1997 and December 1, 1996
  and for the one month ended January 4, 1998...............
Consolidated Statements of Stockholders' Equity for the
  years ended January 3, 1999, November 30, 1997 and
  December 1, 1996 and for the one month ended January 4,
  1998......................................................
Consolidated Statements of Cash Flows for the years ended
  January 3, 1999, November 30, 1997 and December 1, 1996
  and for the one month ended January 4, 1998...............
Notes to Consolidated Financial Statements..................
SLI, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial
  Statements................................................
CHICAGO MINIATURE LAMP (CANADA), INC.
Auditor's Report............................................
Financial Statements
Balance Sheet as at January 3, 1999, January 4, 1998,
  November 30, 1997 and December 1, 1996....................
Statement of Income for the years ended January 3, 1999,
  November 30, 1997 and December 1, 1996 and for the one
  month ended January 4, 1998...............................
Statement of Retained Earnings for the years ended January
  3, 1999, November 30, 1997 and December 1, 1996 and for
  the one month ended January 4, 1998.......................
Statement of Cash Flows for the years ended January 3, 1999,
  November 30, 1997 and December 1, 1996 and for the one
  month ended January 4, 1998...............................
Notes to the Financial Statements...........................

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SLI, Inc. (formerly Chicago Miniature Lamp, Inc.)

     We have audited the accompanying consolidated balance sheets of SLI, Inc. (formerly Chicago Miniature Lamp, Inc.) and subsidiaries as of January 3, 1999 and November 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 3, 1999, November 30, 1997, and December 1, 1996, and for the month ended January 4, 1998. Our audits also included the financial statement schedule for the years ended January 3, 1999, November 30, 1997, and December 1, 1996 and for the month ended January 4, 1998, listed in the index at Item 16(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chicago Miniature Lamp (Canada), Inc., a wholly owned subsidiary, which statements reflect net sales and income before income taxes of approximately $18,426,000 and $3,406,000, $14,605,000 and $2,671,000 and $13,031,000 and
$2,281,000 for the years ended January 3, 1999, November 30, 1997, and December 1, 1996, respectively, and $1,087,000 and $83,000 for the month ended January 4, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Chicago Miniature Lamp (Canada), Inc., is based solely on the report of the other auditors.

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

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK
                              ------------------   COMMON
                                NUMBER             STOCK    ADDITIONAL                         CUMULATIVE
                                  OF        PAR    TO BE     PAID-IN     TREASURY   RETAINED   TRANSLATION
                                SHARES     VALUE   ISSUED    CAPITAL      STOCK     EARNINGS   ADJUSTMENT     TOTAL
                              ----------   -----   ------   ----------   --------   --------   -----------   --------
                                                              (DOLLARS IN THOUSANDS)
Balance at December 3,
  1995......................  23,558,171   $236    $  --     $ 23,805         --    $10,841      $    39     $ 34,921
Comprehensive income:
  Net income................          --     --       --           --         --     13,436           --       13,436
  Translation adjustment
    (net of taxes of
    $180)...................          --     --       --           --         --         --          551          551
                                                                                                             --------
Comprehensive income........                                                                                   13,987
Issuance of common stock:
  Public offering, including
    over allotment, net of
    offering costs..........   5,287,125     53       --       98,291         --         --           --       98,344
  Acquisition...............     225,000      2       --        3,248         --         --           --        3,250
  Exercise of stock
    options.................     116,394      1       --          661         --         --           --          662
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at December 1,
  1996......................  29,186,690    292       --      126,005         --     24,277          590      151,164
Comprehensive income:
  Net income................          --     --       --           --         --     20,941           --       20,941
  Translation adjustment
    (net of taxes of
    $771)...................          --     --       --           --         --         --        1,787        1,787
                                                                                                             --------
  Comprehensive income......                                                                                   22,728
Issuance of common stock:
  Additional offering
    costs...................          --     --       --         (212)        --         --           --         (212)
  Acquisition...............       4,500     --       --          100         --         --           --          100
  Exercise of stock
    options.................     111,606      1       --          942         --         --           --          943
Purchase of 643,345 shares
  for treasury..............                 --       --           --     (8,672)        --           --       (8,672)
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at November 30,
  1997......................  29,302,796    293       --      126,835     (8,672)    45,218        2,377      166,051
Comprehensive income:
  Net income................          --     --       --           --         --       (547)          --         (547)
  Translation adjustment
    (net of taxes of
    $738)...................          --     --       --           --         --         --       (3,210)      (3,210)
                                                                                                             --------
Comprehensive income
  (loss)....................          --     --       --           --         --         --           --       (3,757)
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at January 4,
  1998......................  29,302,796    293       --      126,835     (8,672)    44,671         (833)     162,294
Comprehensive income:
  Net income................          --     --       --           --         --     33,032           --       33,032
Translation adjustment (net
  of taxes of $2,101).......          --     --       --           --         --         --        4,913        4,913
                                                                                                             --------
Comprehensive income........                                                                                   37,945
Issuance of common stock:
  Acquisitions..............     680,000      7    8,419       12,591         --         --           --       21,017
  Exercise of stock
    options.................     295,947      2                 3,770                                           3,772
  Purchase 604,800 shares
    for treasury............          --     --       --           --     (7,218)        --           --       (7,218)
  Retire treasury shares....    (932,245)    (9)      --      (11,797)    11,806         --           --           --
                              ----------   ----    ------    --------    -------    -------      -------     --------
Balance at January 3,
  1999......................  29,346,498   $293    $8,419    $131,399    $(4,084)   $77,703      $ 4,080     $217,810
                              ==========   ====    ======    ========    =======    =======      =======     ========

   The accompanying notes are an integral part of these financial statements.

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    ONE
                                                                   YEAR ENDED                      MONTH
                                                   -------------------------------------------     ENDED
                                                     JANUARY 3,     NOVEMBER 30,   DECEMBER 1,   JANUARY 4,
                                                        1999            1997          1996          1998
                                                   --------------   ------------   -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)................................     $ 33,032       $  20,941      $ 13,436      $   (547)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization..................       17,280           7,252         3,165         1,462
  Deferred income taxes..........................          470          (3,094)          907          (566)
  Changes in operating assets and liabilities:
     Accounts receivable.........................        2,361         (15,597)       (5,110)        7,141
     Inventories.................................      (14,009)            695        (4,873)       (2,709)
     Prepaid expenses and other..................        1,715            (182)         (440)      (12,628)
     Accounts payable............................        2,084          21,051        (3,478)       (8,292)
     Accrued expenses............................      (14,555)         (4,669)        1,452          (988)
     Income taxes payable........................        1,268          (1,825)         (652)          (45)
     Stockholder payable/receivable..............          (53)            594          (594)          303
     Other long-term liabilities.................      (12,012)          5,617        (3,420)       (1,778)
                                                      --------       ---------      --------      --------
Net cash provided by (used in) operating
  activities.....................................       17,581          30,783           393       (18,647)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment......      (48,970)        (23,116)       (8,921)       (1,966)
Proceeds from disposal of property, plant and
  equipment......................................        2,529              --            --            --
Acquisitions, net of cash acquired...............      (27,721)       (165,325)      (10,293)           --
Maturities of held-to-maturity investments.......                           --         2,102            --
                                                      --------       ---------      --------      --------
Net cash used for investing activities...........      (74,162)       (188,441)      (17,112)       (1,966)
FINANCING ACTIVITIES
Net borrowings (repayments) of short term debt...          313          (4,541)        1,804           858
Net borrowings of revolving credit line..........       50,494         183,375            --            --
Proceeds from long-term debt.....................        7,214           5,730        24,442        (1,089)
Payments of long-term debt.......................      (22,967)        (52,128)       (3,214)           --
Payment of deferred financing costs..............           --          (2,616)         (297)           --
Proceeds from issuance of common stock -- net of
  offering costs.................................           --            (212)       98,344            --
Repurchase of shares for treasury................       (7,218)         (8,672)           --            --
Exercise of stock options........................        3,079             943           662            --
                                                      --------       ---------      --------      --------
Net cash provided by (used in) financing
  activities.....................................       30,915         121,879       121,741          (231)
Effect of exchange rate changes on cash..........          484             168            --            --
                                                      --------       ---------      --------      --------
Net increase (decrease) in cash and cash
  equivalents....................................      (25,182)        (35,611)      105,022       (20,844)
Cash and cash equivalents, beginning of year.....       52,572         109,027         4,005        73,416
                                                      --------       ---------      --------      --------
Cash and cash equivalents, end of year...........     $ 27,390       $  73,416      $109,027      $ 52,572
                                                      ========       =========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Interest.......................................     $ 18,120       $   2,097      $    936      $     --
  Income taxes...................................     $  4,138       $   7,447      $  3,802      $  1,510

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

     SLI Inc. acquired 6 companies in 1998 for approximately $31.9 million in cash and 680,000 of newly issued common shares and 225,000 of common shares to be issued, valued at approximately $21.0 million and the assumption of approximately $27 million in debt. Pursuant to the terms of the acquisition agreement, 225,000 shares are to be issued on the earlier of January 1, 2000 or the commencement of production of the European linear fluorescent ballast and attainment of certain minimum direct material costs. In 1997, the Company acquired 4 companies for approximately $187.1 million in cash and the assumption of approximately $1.4 million of debt. The Company acquired 3 companies in 1996 for approximately $12.5 million in cash and 225,000 of newly issued common shares valued at approximately $3.3 million and the assumption of approximately $4.9 million of debt. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated values of the net assets acquired, in the amount of $33.7 million in 1998 and $800,000 in 1997 has been recorded in goodwill and amortized over estimated useful lives. The purchase price allocation for one of the 1998 acquisitions is subject to adjustment upon the completion of an asset appraisal. Any adjustment is not expected to be material.

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

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired related to the business acquisitions described in Note 1. Goodwill is amortized on a straight-line basis over the respective useful lives which range from 25 to 40 years. Accumulated amortization is approximately $855,000 and $593,000 at January 3, 1999 and November 30, 1997, respectively. Amortization expense was approximately $253,000, $216,000, $200,000, and $53,000, for fiscal 1998, 1997, and 1996, respectively and $9,000 for the one month ended January 4, 1998. The Company continually reviews its goodwill for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the goodwill. If the sum of the expected future cash flow (undiscounted and without interest charges) is less than the carrying amount of the goodwill, an impairment loss is recognized. Measurement of an impairment loss for goodwill that the Company expects to hold and use is based on the excess of the carrying value over its fair value. To date, there have been no adjustments to the carrying amounts of the goodwill resulting from these evaluations.

OTHER INTANGIBLE ASSETS

     Other intangible assets include the fair value of engineering technology, patents and, noncompete agreements associated with the acquisitions described in
Note 1. The intangibles are being amortized using the straight-line method over their respective useful lives or contract periods, which range from 3 to 25 years. Accumulated amortization is approximately $3,105,000 and $2,290,000 at January 3, 1999 and November 30, 1997, respectively. Amortization expense was approximately $684,000, $480,000, and $392,000 for fiscal 1998, 1997, and 1996, respectively and $57,000 for the one month ended January 4, 1998. Other intangible assets, net of accumulated amortization consists of (dollars in millions):

                                                             JANUARY 3,       NOVEMBER 30,
                                                                1999              1997
                                                           --------------   ----------------
Engineering technology...................................      $24.4             $ 7.2
Patents and non-compete agreements.......................        7.8               7.1
                                                               -----             -----
                                                                32.2              14.3
Accumulated amortization.................................        3.1               2.3
                                                               -----             -----
Other intangibles, net of accumulated amortization.......      $29.1              12.0

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

     The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Basic..............................................  28,898,124   28,760,505   24,357,099
                                                     ==========   ==========   ==========
Diluted............................................  30,131,604   29,330,889   24,487,855
                                                     ==========   ==========   ==========

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
                                                             ========           ========

     For tax purposes, the Company had available at January 3, 1999, net operating loss carryforwards for foreign tax purposes of approximately $117,351,000.

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

RESTRUCTURING OF ACQUIRED OPERATIONS

     In connection with the purchase price accounting for the acquisition of SLI B.V., effective September 1, 1997, the Company approved a restructuring plan, which resulted in reorganization accruals of $25.0 million ($16.8 million of severance costs and $8.2 million of other costs). $8 million ($3.9 million of severance costs and $4.1 million of other costs) of the amount initially recorded was reversed in fiscal 1998 through an adjustment to property, plant and equipment. The remaining purchase liabilities recorded include the following:

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

     The table below summarized option activity through January 3, 1999:

                                                                                   WEIGHTED-
                                                                     RANGE OF       AVERAGE
                                                  NUMBER OF          EXERCISE      EXERCISE
                                                   OPTIONS            PRICES         PRICE
                                              -----------------   --------------   ---------
Outstanding at December 3, 1995.............        517,500       $ 5.555- 7.889    $ 6.471
Options granted during 1996.................        339,750         9.111-15.554     13.257
Options exercised during 1996...............       (116,394)        5.555- 7.167      6.440
Options canceled during 1996................       (187,505)        5.555- 9.111      7.568
                                                 ----------
Outstanding at December 1, 1996.............        553,351         5.555-15.554     10.474
Options granted during 1997.................      3,297,700        12.917-19.917     17.822
Options exercised during 1997...............       (111,606)        5.555-12.667      8.449
Options canceled during 1997................        (46,802)       12.667-15.167     14.125
                                                 ----------
Outstanding at November 30, 1997............      3,692,643         5.555-19.917     17.051
Options canceled during the month ended
  January 4, 1998...........................        (15,000)              13.000     13.000
                                                 ----------
Outstanding at January 4, 1998..............      3,677,643         5.555-19.917     17.067
Options granted during 1998.................      2,912,100         9.938-33.688     12.520
Options exercised during 1998...............       (295,947)        5.555-18.667     11.877
Options canceled during 1998................     (2,599,001)        9.938-33.688     18.054
                                                 ----------
Outstanding at January 3, 1999..............      3,694,795                          13.206
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
                                                                 -------
                                                                 777,395
                                                                 =======

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. EMPLOYEE BENEFIT PLANS

     The Company sponsors separate noncontributory, defined-benefit pension plans (the Plans) covering eligible employees, including employees in foreign countries. The domestic plans cover union employees of SLI, Inc. As a result of the SLI B.V. acquisition in 1997, the Company also has plans covering employees in various foreign locations. The principal locations are Germany, the United Kingdom, and Switzerland. Benefits are based on years of service and compensation. The Company's funding policy is consistent with the funding requirements of Federal law and regulations in the United States and regulations of foreign jurisdictions. The Plans' 1998 and 1997 combined funded status (based on the most recent valuations) and the amounts recognized in the accompanying consolidated balance sheets are as follows (dollars in thousands):

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
                                                              =======   ======   ====

                                   SLI, INC.
                    (FORMERLY CHICAGO MINIATURE LAMP, INC.)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ASSUMPTIONS

                                                  1998          1997           1996
                                              ------------  -------------  ------------
                                                                           (U.S. ONLY)
Discount rate...............................  4.3% to 17%    4.5% to 24%   6.5% to 7.5%
Weighted average discount rate..............      6.0%          6.5%           7.1%
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

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net sales.....................................  $192,420   $185,669   $181,957   $213,022
Gross margin..................................    58,827     56,572     55,996     68,189
Net income....................................     9,117      7,518      6,661      9,736
Net income per common share-Basic.............       .32        .26        .23        .34
Net income per common share-Diluted...........       .30        .25        .23        .32
1997
Net sales.....................................  $ 46,188   $ 49,289   $ 94,622   $186,027
Gross margin..................................    13,993     14,278     28,479     53,314
Net income....................................     6,108      4,650      3,591      5,372
Net income per common share -- Basic..........       .21        .16        .13        .19
Net income per common share -- Diluted........       .21        .16        .12        .18

15. GEOGRAPHIC SEGMENT INFORMATION

     Financial Information for the fiscal years 1998, 1997 and 1996 and for the month ended January 4, 1998 summarized by geographic area is as follows:

                                                                                       MONTH
                                      1998                  1997             1996      ENDED
                               -------------------   -------------------   --------    1/4/98
                               REVENUES    ASSETS    REVENUES    ASSETS    REVENUES   REVENUES
                               --------   --------   --------   --------   --------   --------
United States................  $159,565   $160,172   $129,120   $127,777   $49,843    $ 9,986
Canada.......................    18,426     10,937     14,605     10,459    13,084      1,687
Europe.......................   463,491    491,042    135,719    429,418    22,801     31,383
Latin America................    84,051     87,529     34,894     51,405     8,443      6,580
Other........................    47,535     25,783     15,621     32,602        --      4,230
                               --------   --------   --------   --------   -------    -------
          Total..............  $773,068   $775,463   $329,959   $651,661   $94,171    $53,866
                               ========   ========   ========   ========   =======    =======

16. NONCASH ACTIVITIES

     The following discloses noncash investing activities during fiscal 1998, 1997 and 1996 (dollars in millions):

Common shares issued in connection with acquisitions........  $21.0   $ --   $3.3
Liabilities assumed in connection with acquisitions.........  $27.0   $1.4   $4.9

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

                                          Hards Pearson
                                          Chartered Accountants

Barrie, Canada,
January 29, 1999.

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                                 BALANCE SHEET
                             AS AT JANUARY 3, 1999
                                   CANADIAN $

                                              JANUARY 3,    JANUARY 4,    NOVEMBER 30,   DECEMBER 1,
                                                 1999          1998           1997          1996
                                              -----------   -----------   ------------   -----------
                                               ASSETS
CURRENT
Cash........................................  $   154,335   $ 1,156,194   $ 1,476,387    $   985,424
Accounts receivable.........................    4,121,696     3,310,152     2,996,235      2,630,575
Inventory (note 3)..........................    2,943,649     1,557,128     1,360,003      1,661,931
Prepaid expenses............................       38,060        49,278        45,695         31,019
Due from related parties (note 4)...........    4,145,066       291,029       254,974             --
                                              -----------   -----------   -----------    -----------
          Total current assets..............   11,402,806     6,363,781     6,133,294      5,308,949
Fixed assets (note 5).......................    8,559,505     8,066,973     8,007,320      6,779,361
Goodwill (note 6)...........................    1,110,101     1,140,724     1,143,277      1,261,167
                                              -----------   -----------   -----------    -----------
                                              $21,072,412   $15,571,478   $15,283,891    $13,349,477
                                              ===========   ===========   ===========    ===========

                                LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT
Bank indebtedness...........................  $        --   $        --   $        --    $        --
Accounts payable and accrued charges........    2,222,969     1,586,085     1,503,962      1,350,297
Income taxes payable........................      906,916       119,129        73,301        614,565
Due to related parties (note 4).............           --            --            --        471,450
                                              -----------   -----------   -----------    -----------
          TOTAL CURRENT LIABILITIES.........    3,129,885     1,705,214     1,577,263      2,436,312
Due to SLI, Inc. (note 7)...................    2,932,821     2,011,075     1,939,000      1,353,400
Accrued start-up costs......................           --            --            --        333,058
Deferred income taxes.......................    2,127,172     1,927,172     1,919,672      1,683,081
                                              -----------   -----------   -----------    -----------
          Total liabilities.................    8,189,878     5,643,461     5,435,935      5,805,851
                                              -----------   -----------   -----------    -----------
SHAREHOLDER'S EQUITY
Capital stock (note 8)......................    5,000,000     5,000,000     5,000,000      5,000,000
Deferred translation loss (note 9)..........     (156,496)           --            --             --
Retained earnings...........................    8,039,030     4,928,017     4,847,956      2,543,626
                                              -----------   -----------   -----------    -----------
          Total shareholder's equity........   12,882,534     9,928,017     9,847,956      7,543,626
                                              -----------   -----------   -----------    -----------
                                              $21,072,412   $15,571,478   $15,283,891    $13,349,477
                                              ===========   ===========   ===========    ===========

                            See accompanying notes.

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                              STATEMENT OF INCOME
                                   CANADIAN $

                          PERIOD ENDED JANUARY 3, 1999
       (WITH COMPARATIVE FIGURES FOR THE ONE MONTH ENDED JANUARY 4, 1998
          AND THE YEARS ENDED NOVEMBER 30, 1997 AND DECEMBER 1, 1996)

                                                  1999          1998         1997          1996
                                               -----------   ----------   -----------   -----------
NET SALES....................................  $26,915,467   $1,494,358   $19,465,058   $16,872,470
Cost of product sold.........................   20,495,620    1,235,145    14,604,964    12,458,853
                                               -----------   ----------   -----------   -----------
GROSS MARGIN.................................    6,419,847      259,213     4,860,094     4,413,617
Selling, general and administration
  expenses...................................      618,373       81,449       680,764       759,321
                                               -----------   ----------   -----------   -----------
INCOME BEFORE INTEREST AND MANAGEMENT FEE....    5,801,474      177,764     4,179,330     3,654,296
Interest on long-term debt...................           --           --            --        55,662
Management fee...............................      790,461       44,375       525,000       510,000
                                               -----------   ----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES.....    5,011,013      133,389     3,654,330     3,088,634
                                               -----------   ----------   -----------   -----------
Provision for income taxes
  Current....................................    1,700,000       45,828     1,180,000       946,100
  Deferred...................................      200,000        7,500       170,000       152,907
                                               -----------   ----------   -----------   -----------
                                                 1,900,000       53,328     1,350,000     1,099,007
                                               -----------   ----------   -----------   -----------
          NET INCOME FOR THE PERIOD..........  $ 3,111,013   $   80,061   $ 2,304,330   $ 1,989,627
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
                                                  ==========   ==========   ==========   ==========

                            See accompanying notes.

                      CHICAGO MINIATURE LAMP (CANADA) INC.

                            STATEMENT OF CASH FLOWS
                                   CANADIAN $

                          PERIOD ENDED JANUARY 3, 1999
       (WITH COMPARATIVE FIGURES FOR THE ONE MONTH ENDED JANUARY 4, 1998
          AND THE YEARS ENDED NOVEMBER 30, 1997 AND DECEMBER 1, 1996)

                                                  1999          1998         1997          1996
                                               -----------   ----------   -----------   -----------
OPERATING ACTIVITIES
Net income for the period....................  $ 3,111,013   $   80,061   $ 2,304,330   $ 1,989,627
Add charges to income not resulting in a
  current outlay of cash
  Depreciation and amortization..............      685,963       56,973       587,045       494,518
  Deferred income taxes......................      200,000        7,500       170,000       152,907
  Loss on sale of fixed assets...............           --           --         4,975        83,643
Net decrease in accrued start-up costs.......           --           --      (333,058)     (322,871)
Adjustment to deferred taxes and goodwill
  recorded upon amalgamation.................           --           --       165,254            --
Net change in non-cash working capital
  balances (note 10).........................     (762,176)    (386,674)     (466,007)     (212,175)
                                               -----------   ----------   -----------   -----------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.................................    3,234,800     (242,140)    2,432,539     2,185,649
                                               -----------   ----------   -----------   -----------
FINANCING ACTIVITIES
Advances from (to) related parties...........   (3,088,787)      36,020      (140,824)       89,513
Reduction in long-term debt..................           --           --            --      (793,400)
                                               -----------   ----------   -----------   -----------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.................................   (3,088,787)      36,020      (140,824)     (703,887)
                                               -----------   ----------   -----------   -----------
INVESTING ACTIVITIES
Purchase of fixed assets.....................   (1,147,872)    (114,073)   (1,836,156)   (1,645,604)
Proceeds on disposal of fixed assets.........           --           --        35,404       234,954
                                               -----------   ----------   -----------   -----------
CASH USED IN INVESTING ACTIVITIES............   (1,147,872)    (114,073)   (1,800,752)   (1,410,650)
                                               -----------   ----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH DURING THE
  PERIOD.....................................   (1,001,859)    (320,193)      490,963        71,112
Cash, beginning of period....................    1,156,194    1,476,387       985,424       914,312
                                               -----------   ----------   -----------   -----------
CASH, END OF PERIOD..........................      154,335    1,156,194     1,476,387       985,424
                                               ===========   ==========   ===========   ===========

                            See accompanying notes.

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

                      CHICAGO MINIATURE LAMP (CANADA) INC.

10. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                                 JANUARY 3,    JANUARY 4,   NOVEMBER 30,   DECEMBER 1,
                                                    1999          1998          1997          1996
                                                 -----------   ----------   ------------   -----------
Accounts receivable............................     (811,544)  $(313,917)     (365,660)     $  10,922
Income taxes receivable........................           --          --            --        133,139
Inventory......................................   (1,386,521)   (197,125)      301,928       (205,552)
Prepaid expenses...............................       11,218      (3,583)      (14,676)         3,637
Accounts payable and accrued charges...........      636,884      82,123       153,665       (768,886)
Income taxes payable...........................      787,787      45,828      (541,264)       614,565
                                                 -----------   ---------     ---------      ---------
                                                 $  (762,176)  $(386,674)    $(466,007)     $(212,175)
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

Dated: June 29, 1999                      SLI, INC.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ FRANK M. WARD                               Director             June 28, 1999
-----------------------------------------------------
                    Frank M. Ward

                                                                  Director             June 28, 1999
-----------------------------------------------------
                    Werner Arnold

                  /s/ Donald S. Dewsnap                           Director             June 28, 1999
-----------------------------------------------------
                  Donald S. Dewsnap

                 /s/ RICHARD INGRAM                               Director             June 28, 1999
-----------------------------------------------------
                   Richard Ingram

                                                                  Director             June 28, 1999
-----------------------------------------------------
                     Fred Howard

                 /s/ MAURICE B. HARE                              Director             June 28, 1999
-----------------------------------------------------
                   Maurice B. Hare