Form 10-Q
period 1999-07-04
SLI INC
filed 1999-08-18
CIK 942138

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

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

As of July 4, 1999, 29,710,973 shares of Registrant's Common Stock $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           July 4,       January 3,
                                                                            1999            1999
                                                                          ---------      ---------
                                                                         (Unaudited)
                           ASSETS
Current Assets:
     Cash and cash equivalents                                            $   9,364      $  27,390
     Accounts receivable, net                                               156,855        160,582
     Inventories                                                            172,921        149,453
     Prepaid expenses and other                                              24,090         15,735
                                                                          ---------      ---------
          Total current assets                                              363,230        353,160
                                                                          ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                     359,913        371,315
     Less - Accumulated depreciation                                         26,726         30,105
                                                                          ---------      ---------
                                                                            333,187        341,210
                                                                          ---------      ---------
OTHER ASSETS:
     Goodwill, net of accumulated amortization                               35,677         38,353
     Other intangible assets, net of accumulated amortization                29,862         29,091
     Other assets                                                            14,672         13,649
                                                                          ---------      ---------
          Total other assets                                                 80,211         81,093
                                                                          ---------      ---------

          Total assets                                                    $ 776,628      $ 775,463
                                                                          =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term notes payable                                             $  35,250      $  28,086
     Current portion of long-term debt                                        1,239          1,788
     Accounts payable                                                       109,808        121,484
     Accrued income taxes payable                                             3,343          3,234
     Other accrued expenses                                                  75,406        100,778
                                                                          ---------      ---------
          Total current liabilities                                         225,046        255,370
                                                                          ---------      ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                        276,223        238,530
                                                                          ---------      ---------

OTHER LIABILITIES:
     Deferred income taxes                                                    3,682         10,952
     Other long-term liabilities                                             50,455         52,801
                                                                          ---------      ---------
          Total other liabilities                                            54,137         63,753
                                                                          ---------      ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value-
          Authorized - 100,000,000 shares
          Issued - 29,710,973 and 29,346,498
          shares at July 4, 1999 and January 3, 1999 respectively               297            293
     Common stock to be issued                                                4,819          8,419
     Additional paid-in capital                                             137,944        131,399
     Foreign currency translation adjustment                                (21,560)         4,080
     Retained earnings                                                       99,835         77,703
     Treasury stock at cost, 5,000 and 315,900 shares at July 4, 1999
          and January 3, 1999, respectively                                    (113)        (4,084)
                                                                          ---------      ---------
          Total stockholders' equity                                        221,222        217,810
                                                                          ---------      ---------
          Total liabilities and stockholders' equity                      $ 776,628      $ 775,463
                                                                          =========      =========

See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                            Three Months Ended           Six Months Ended
                                                         -----------------------     -------------------------
                                                           July 4,       July 5,      July 4,        July 5,
                                                            1999          1998         1999           1998
                                                         ---------      --------     ---------      ---------
                                                               (Unaudited)                  (Unaudited)

Net sales                                                $ 206,047      $185,669     $ 424,912      $ 378,089
Cost of products sold                                      144,773       129,097       300,784        262,690
                                                         ---------      --------     ---------      ---------
Gross margin                                                61,274        56,572       124,128        115,399
Selling, general and administrative expenses                42,509        42,882        86,763         87,330
Restructuring costs                                          2,300                       2,300
                                                         ---------      --------     ---------      ---------
Operating income                                            16,465        13,690        35,065         28,069
Other (income) expense
     Interest, net                                           4,830         4,072         9,398          7,259
     Minority interest                                        (111)           48          (165)           159
     Other, net                                                 89           172        (1,030)          (143)
                                                         ---------      --------     ---------      ---------
Income before income taxes                                  11,657         9,398        26,862         20,794
Income taxes                                                 2,297         1,880         4,730          4,159
                                                         ---------      --------     ---------      ---------
Net Income                                               $   9,360      $  7,518     $  22,132      $  16,635
                                                         =========      ========     =========      =========

Net income per common share - basic
     Net income per share                                $    0.32      $   0.26     $    0.76      $    0.58
                                                         =========      ========     =========      =========

     Weighted average shares outstanding                    29,320        29,036        29,204         28,894
                                                         =========      ========     =========      =========

Net income per common share -  diluted
     Net income per share                                $    0.30      $   0.25     $    0.72      $    0.55
                                                         =========      ========     =========      =========

     Weighted average shares outstanding                    31,080        30,503        30,911         30,297
                                                         =========      ========     =========      =========









         See accompanying notes to the condensed financial statements.

                            SLI, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               Six Months Ended
                                                            ----------------------
                                                             July 4,       July 5,
                                                              1999          1998
                                                            --------      --------
                                                                 (unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $(25,555)     $ 11,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                  (21,809)      (28,930)
Proceeds from disposal of property, plant and equipment                      3,885
Proceeds from disposal of other investments                      332
Acquisitions, net of cash acquired                            (5,823)      (23,728)
                                                            --------      --------
Net cash used in investing activities                        (27,300)      (48,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                               38,445         1,093
Proceeds from long-term debt                                     412        14,067
Payments of long-term debt                                    (1,467)      (11,851)
Repurchase of shares for treasury                             (5,681)           --
Exercise of stock options                                      4,946         2,378
                                                            --------      --------
Net cash provided by (used in) financing activities           36,655         5,687

Effect of exchange rate changes on cash                       (1,826)         (126)
                                                            --------      --------
Net increase (decrease) in cash and cash equivalents         (18,026)      (31,456)

Cash and cash equivalents, beginning of period                27,390        52,572
                                                            --------      --------

Cash and cash equivalents, end of period                    $  9,364      $ 21,116
                                                            ========      ========

See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


Note 1            General


         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month and six month periods ended July 4, 1999 and July 5, 1998 and (b) the financial position at July 4, 1999. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of January 3, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated March 24, 1999.

Note 2            Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):

                             July 5, 1999           January 3, 1999
                             ------------           ---------------
Raw Materials                   $42,611                 $35,638
Work in process                  16,808                  17,389
Finished Goods                  113,502                  96,426
                                -------                  ------
                               $172,921                $149,453


 Note 3           Comprehensive income (loss)

         During the three months ended July 4, 1999 and July 5, 1998, total comprehensive income amounted to $625,000 and $6.6 million, respectively. During the six months ended July 4, 1999 and July 5, 1998, total comprehensive income (loss) amounted to ($3.5) million and $11.1 million, respectively. The components of comprehensive income (loss) are net income and cumulative foreign currency translation adjustment.

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

Note 7            Treasury stock

         The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At July 4, 1999, a total of 6,205,950 shares have been repurchased under these plans. Retirements of treasury stock totaled 6,200,950 shares as of July 4, 1999.

Note 8   Restructuring

Restructuring of acquired operations

         In connection with the purchase price accounting for the acquisition of SLI B.V., effective September 1, 1997, the Company approved a restructuring plan, which resulted in reorganization accruals of $25.0 million. $8 million of the amount initially recorded was reversed in fiscal 1998 through an adjustment to property, plant and equipment. The remaining purchase liabilities recorded include the following:

                  (i) Severance costs of $12.9 million include the termination of 182 employees in Europe, 268 employees in Australia and 28 employees in Asia. Approximately $9.3 million of severance cost was paid as of July 4, 1999. The remainder will be paid throughout fiscal 1999.

                  (ii) Costs of $4.1 million are associated with the closure of leased warehouse and administrative facilities. These costs represent remaining payments on non-cancelable operating leases (which expire through 2000), costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating the facilities. The warehouse closures will occur in France, Belgium and Scandinavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. As of July 4, 1999, $3.3 million of the accrual had been utilized.

Restructuring of existing operations

         In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. The restructuring plan included severance costs of $2.2 million and $100,000 of other costs. Severance costs relate to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are associated with the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease and the cost to relocate employees. As of July 4, 1999, $414,000 of the accrual had been utilized. The remainder will be paid throughout the next twelve months into fiscal 2000.

Note 9            Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):

                            Three Months Ended                    Six Months Ended
                            ------------------                    ----------------
                       July 4, 1999       July 5, 1998     July 4, 1999         July 5, 1998
                       ------------       ------------     ------------         ------------
           Basic          29,320              29,036          29,204               28,894
           Diluted        31,080              30,503          30,911               30,297

         The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note 10  Adoption of Accounting Principles

         In June 1998, the SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activities (Statement 133), which is required to be adopted in fiscal years beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Note 11  Subsequent events

         Effective July 6, 1999, the Company completed a public offering pursuant to which the Company issued and sold 6,000,000 shares of its Common Stock and received net proceeds of approximately $153.5 million. The Company used the net proceeds from the offering to reduce debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three and six months ended July 4, 1999 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 21 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at July 4, 1999 had 31 manufacturing plants in 13 countries. SLI, Inc. acquired 6 companies in 1998 and 2 companies in 1999, which has an impact on year to year comparisons of revenues and earnings.

         For the six months ended July 4, 1999, 79.0% of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and can continue to affect the Company's balance sheet and results of operations.

Three months ended July 4, 1999 compared to the three months ended July 5, 1998.

         Net sales. Net sales increased 11.0% from $185.7 million for the three months ended July 5, 1998 to $206.0 million for the three months ended July 4, 1999. This increase was primarily due to generic growth generated from the integration of incremental sales of the 1998 and 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 4.7% for the three months ended July 4, 1999 as compared to the three months ended July 5, 1998.

         Gross Margin. Gross margin increased 8.3% from $56.6 million for the three months ended July 5, 1998 to $61.3 million for the three months ended July 4, 1999; due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, decreased from 30.5% for the three months ended July 5, 1998 to 29.7%, for the three months ended July 4, 1999. This decrease is primarily due to the effects of the changes in product mix as caused by the addition of the 1998 and 1999 acquisitions. The gross margin of the Company is expected to improve as further integration of recent acquisitions into the Company evolves.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $42.9 million for the three months ended July 5, 1998 to $42.5 million for the three months ended July 4, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 23.1% for the three months ended July 5, 1998 to 20.6% for the three months ended July 4, 1999 as a result of the Company's strategy to decrease selling, general and administrative expenses at recent acquisitions through implementation of reorganization plans developed and accrued for at the time of such acquisitions. Non-recurring charges for the three months ended July 4, 1999 totaled $397,000 and relate to the restructuring activity in France, as compared to non-recurring charges for the three months ended July 5, 1998 totaling $525,000 which related to the withdrawal of a public offering in May 1998. Additionally, the Company seeks to continue to decrease selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its recent acquisitions as a base for further sales growth.

         Restructuring costs. In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. The restructuring plan included severance costs of $2.2 million and $100,000 of other costs. Severance costs relate to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are associated with the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease and the cost to relocate employees. The Company expects to realize approximately $1 million in annualized cost savings over the next year, largely as a result of reduced employee expense.

         Interest (income) expense, net. Interest expense, net, increased from $4.1 million for the three months ended July 5, 1998 to $4.8 million for the three months ended July 4, 1999, primarily as a result of an increase in outstanding borrowings of $98.8 million.

         Other (income) expense. Other expense decreased from $172,000 for the three months ended July 5, 1998 to $89,000 for the three months ended July 4, 1999. The other expense for the three months ended July 4, 1999 resulted from a loss on the sale of an investment totaling $193,000, as offset by recording other income effects of foreign exchange transactions. Substantially all of the other expense for the three months ended July 5, 1998 resulted from recording the effects of foreign exchange transactions.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $9.4 million for the three months ended July 5, 1998 to $11.7 million for the three months ended July 4, 1999. As a percentage of net sales, income before provision for income taxes increased from 5.1% for the three months ended July 5, 1998 to 5.7% for the three months ended July 4, 1999.

         Income taxes. For the three months ended July 4, 1999, the Company recorded a tax provision of $2.3 million on pretax income of $11.7 million, for an effective rate of 19.7%, compared to an effective rate of 20% for the three months ended July 5, 1998. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

Six months ended July 4, 1999 compared to the six months ended July 5, 1998.

         Net sales. Net sales increased 12.4% from $378.1 million for the six months ended July 5, 1998 to $424.9 million for the six months ended July 4, 1999. This increase was primarily due to generic growth generated from the integration of incremental sales of the 1998 and 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 2.9% for the six months ended July 4, 1999 as compared to the six months ended July 5, 1998.

         Gross Margin.. Gross margin increased 7.6% from $115.4 million for the six months ended July 5, 1998 to $124.1 million for the six months ended July 4, 1999; due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, decreased from 30.5% for the six months ended July 5, 1998 to 29.2%, for the six months ended July 4, 1999. This decrease is primarily due to the effects of the changes in product mix as caused by the addition of the 1998 and 1999 acquisitions. The gross margin of the Company is expected to improve as further integration of recent acquisitions into the Company evolves.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $87.3 million for the six months ended July 5, 1998 to $86.8 million for the six months ended July 4, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 23.1% for the six months ended July 5, 1998 to 20.4% for the six months ended July 4, 1999 as a result of the Company's strategy to decrease selling, general and administrative expenses at recent acquisitions through implementation of reorganization plans developed and accrued for at the time of such acquisitions. Non-recurring charges for the six months ended July 4, 1999 totaled $397,000 and relate to the restructuring activity in France, as compared to non-recurring charges for the six months ended July 5, 1998 totaling $525,000 which related to the withdrawal of a public offering in May 1998. Additionally, the Company seeks to continue to decrease selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its recent acquisitions as a base for further sales growth.

         Restructuring costs. In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. The restructuring plan included severance costs of $2.2 million and $100,000 of other costs. Severance costs relate to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are associated with the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease and the cost to relocate employees. The Company expects to realize approximately $1 million in annualized cost savings over the next year, largely as a result of reduced employee expense.

         Interest (income) expense, net. Interest expense, net, increased from $7.3 million for the six months ended July 5, 1998 to $9.4 million for the six months ended July 4, 1999, primarily as a result of an increase in outstanding borrowings of $98.8 million.

         Other (income) expense. Other income increased from $143,000 for the six months ended July 5, 1998 to $1.0 million for the six months ended July 4, 1999. Substantially all of the other income resulted from recording the effects of foreign exchange transactions. Additionally, for the six months ended July 4, 1999, the Company recognized a loss on the sale of an investment totaling $193,000.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $20.8 million for the six months ended July 5, 1998 to $26.9 million for the six months ended July 4, 1999. As a percentage of net sales, income before provision for income taxes increased from 5.5% for the six months ended July 5, 1998 to 6.3% for the six months ended July 4, 1999.

         Income taxes. For the six months ended July 4, 1999, the Company recorded a tax provision of $4.7 million on pretax income of $26.9 million, for an effective rate of 17.6%, compared to an effective rate of 20% for the six months ended July 5, 1998. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth and ongoing capital expenditures. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock. Effective, July 6, 1999, the Company completed a public offering pursuant to which the Company issued and sold 6,000,000 shares of its Common Stock and received net proceeds of approximately $153.5 million. The Company used the net proceeds from the offering to reduce debt.

         As of July 4, 1999, the Company's cash on hand was $9.4 million. For the six months ended July 4, 1999, net cash used in operating activities was $25.6 million and cash used in investing activities totaled $27.3 million. The investing activities included
(i) capital expenditures, primarily for production equipment, totaling $21.8 million and (ii) acquisitions with which the Company paid an aggregate amount of approximately $5.8 million, net of cash. Net cash provided by financing activities for the six months ended July 4, 1999 aggregated $36.7 million, which included $37.4 in net borrowings under the Company's credit facilities, repurchases of Common Stock totaling $5.7 million and proceeds from the exercise of stock options totaling $4.9 million.

         Upon completion of the public offering on July 6, 1999, the Company had available borrowings of approximately $187 million under the Existing Credit Facility. As of July 4, 1999, the Company had available borrowings of approximately $33 million under the Existing Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $2.6 million.

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

         Utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for year 2000 modifications, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by December 31, 1999 and that such efforts will be completed prior to any currently anticipated impact on computer equipment and software. The Company estimates that as of July 4, 1999, it had completed approximately 70% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to computer equipment and software. The total cost of the Year 2000 project is estimated at $9.8 million and is being funded through operating cash flows. To date the Company has incurred approximately $5.9 million ($5.4 million capitalized for new systems and equipment and $.5 million expensed), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $3.5 million are attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $.4 million relates to repair of hardware and software and will be expensed as incurred.

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

Debt Denominated in Foreign Currencies is as follows:

                                                                                      Fair Value
                                           1999     Thereafter        Total             7/4/99
                                          ------    ----------
                                                                 (Dollars Equivalents in millions)
Belgium Francs
  Variable Rate                             3.0                        3.0               3.0
  Avg. Interest Rate                        4.3%
  Avg. Forward Currency
    Exchange Rate                         0.025

Deutsche Marks
  Variable Rate                             6.8                        6.8               6.8
  Avg. Interest Rate                        4.3%
  Avg. Forward Currency
    Exchange Rate                         0.524

Japanese Yen
  Variable Rate                            11.6                       11.6              11.6
  Avg. Interest Rate                        1.6%
  Avg. Forward Currency

    Exchange Rate                         0.008

Swiss Francs
  Variable Rate                             4.1                        4.1               4.1
  Avg. Interest Rate                        2.5%
  Avg. Forward Currency
    Exchange Rate                         0.637

Foreign Currency Forward Exchange Contracts are as follows:

                                                                                                  Average      Fair
                                  Functional                                                     Contract     Value
    Buy Contracts                 Currency                    1999        Thereafter  Total        Rate       7/4/99
  -----------------          ----------------------           ----        ----------
                                                                                     (Dollars Equivalents in millions)
  Euro Dollar                British Pound Sterling           16.5             --     16.5         1.439       15.5

  United States Dollar       British Pound Sterling            3.0             --      3.0         1.633        3.1

  United States Dollar       Deutsche Marks                    1.0             --      1.0         0.585        1.2


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

         The Company has an existing credit facility with a syndicate of banks led by BankBoston, N.A., as administrative agent, providing to the Company and its domestic subsidiaries (the "Borrowers") a $300 million multi-currency revolving credit facility including a $10.0 million swing-line loan facility and a $15 million letter of credit facility. Non-U.S.dollar borrowings are capped at $75.0 million. There are no scheduled amortization payments or repayment penalties. The facility terminates and is repayable in full on August 30, 2002.

         At the Company's option, the interest rates per annum applicable to the revolving credit facility are either adjusted LIBOR plus a margin ranging from
 .75% to 1.75%, or, with respect to U.S.-dollar-denominated loans only, an adjusted base rate plus a margin ranging from zero to .75%.

         The Company's revolving credit facility contains a number of covenants typical in senior credit facilities that, among other things, restricts the ability of the Company to dispose of assets (including the stock of subsidiaries), incur additional indebtedness, create additional liens on assets, enter into certain leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. In addition the Company is also required to comply with certain financial covenants including maximum leverage, minimum interest coverage and minimum net worth.

         The Company believes that it will continue to use its long-term credit facility to fund its future acquisitions, capital expenditures, and other short-term working capital requirements.

         The Company expects to generate sufficient cash flows from operations to pay down remaining debt prior to the expiration of the credit facility (August 2002). The proceeds from the secondary public offering, completed in July 1999, were used to pay down a portion of existing debt.

         The Company continues to review and analyze financing alternatives based on capital market conditions.

                           SLI, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Items 1-5         None


Item 6            Financial Data Schedule (For SEC Use Only)



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        SLI, Inc.


                                        By:    /s/ Frank M. Ward
                                             -------------------
                                             Frank M. Ward, President and Chief
                                             Executive Officer
Date: August 18, 1999


                                        By:   /s/ Richard F. Parenti
                                             -----------------------
                                             Richard F. Parenti,
                                             Chief Financial Officer
Date: August 18, 1999