Form 10-Q
period 1999-10-03
SLI INC
filed 1999-11-16
CIK 942138

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-25848

                                   SLI, INC.
               -------------------------------------------------
               (Exact name of registration specified in charter)

              OKLAHOMA                               73-1412000
      ------------------------        ------------------------------------
      (State of Incorporation)        (I.R.S. Employer Identification No.)

                      500 Chapman Street, Canton, MA 02021
                    ----------------------------------------
                    (Address of principal executive offices)

                                  781/828-2948
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of October 3, 1999, 35,812,298 shares of Registrant's Common Stock $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    OCTOBER 3,        JANUARY 3,
                                                                       1999              1999
                                                                   -----------      -------------
                                                                   (UNAUDITED)
                                                   ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                     $  10,321       $  27,390
      Accounts receivable, net                                        178,918         160,582
      Inventories                                                     181,038         149,453
      Prepaid expenses and other                                       21,720          15,735
                                                                    ---------       ---------
          Total current assets                                        391,997         353,160
                                                                    ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                               386,686         371,315
      Less - Accumulated depreciation                                  38,453          30,105
                                                                    ---------       ---------
                                                                      348,233         341,210
                                                                    ---------       ---------
OTHER ASSETS:
      Goodwill, net of accumulated amortization                        43,886          38,353
      Other intangible assets, net of accumulated amortization         30,583          29,091
      Other assets                                                     14,544          13,649
                                                                    ---------       ---------
          Total other assets                                           89,013          81,093
                                                                    ---------       ---------

          Total assets                                              $ 829,243       $ 775,463
                                                                    =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term notes payable                                      $  55,064       $  28,086
      Current portion of long-term debt                                   842           1,788
      Accounts payable                                                 93,611         121,484
      Accrued income taxes payable                                      4,796           3,234
      Other accrued expenses                                           83,835         100,778
                                                                    ---------       ---------
          Total current liabilities                                   238,148         255,370
                                                                    ---------       ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                  143,664         238,530
                                                                    ---------       ---------

OTHER LIABILITIES:
      Deferred income taxes                                             3,791          10,952
      Other long-term liabilities                                      48,790          52,801
                                                                    ---------       ---------
          Total other liabilities                                      52,581          63,753
                                                                    ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value-
          Authorized - 100,000,000 shares
          Issued - 35,812,298 and 29,346,498 shares
            at October 3, 1999 and January 3, 1999, respectively          358             293
      Common stock to be issued                                        16,506           8,419
      Additional paid-in capital                                      291,652         131,399
      Foreign currency translation adjustment                         (19,234)          4,080
      Retained earnings                                               106,787          77,703
      Treasury stock at cost, 55,000 and 315,900 shares
          at October 3, 1999 and January 3, 1999, respectively         (1,219)         (4,084)
                                                                    ---------       ---------
          Total stockholders' equity                                  394,850         217,810
                                                                    ---------       ---------
          Total liabilities and stockholders' equity                $ 829,243       $ 775,463
                                                                    =========       =========

See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  -------------------------      -------------------------
                                                  OCTOBER 3,     OCTOBER 4,      OCTOBER 3,     OCTOBER 4,
                                                    1999            1998            1999            1998
                                                  ----------     ----------      ----------     ----------
                                                         (UNAUDITED)                    (UNAUDITED)
Net sales                                         $ 216,669       $ 181,957      $ 641,581       $ 560,046
Cost of products sold                               158,463         125,961        459,247         388,651
                                                  ---------       ---------      ---------       ---------
Gross margin                                         58,206          55,996        182,334         171,395
Selling, general and administrative expenses         46,854          42,651        133,617         129,982
Restructuring costs                                      --              --          2,300              --
                                                  ---------       ---------      ---------       ---------
Operating income                                     11,352          13,345         46,417          41,413
Other (income) expense
      Interest, net                                   3,150           4,477         12,548          11,736
      Other, net                                        (74)            583         (1,269)            599
                                                  ---------       ---------      ---------       ---------
Income before income taxes                            8,276           8,285         35,138          29,078
Income taxes                                          1,324           1,624          6,054           5,782
                                                  ---------       ---------      ---------       ---------
Net income                                        $   6,952       $   6,661      $  29,084       $  23,296
                                                  =========       =========      =========       =========
Net income per common share - basic
      Net income per share                        $    0.20       $    0.23      $    0.93       $    0.81
                                                  =========       =========      =========       =========

      Weighted average shares outstanding            35,624          29,016         31,344          28,934
                                                  =========       =========      =========       =========
Net income per common share -  diluted
      Net income per share                        $    0.19       $    0.23      $    0.89       $    0.77
                                                  =========       =========      =========       =========

      Weighted average shares outstanding            36,934          29,402         32,829          30,219
                                                  =========       =========      =========       =========

See accompanying notes to the condensed financial statements.

                           SLI, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                   ---------------------------
                                                                   OCTOBER 3,       OCTOBER 4,
                                                                      1999             1998
                                                                   ----------      -----------
                                                                          (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES                              $ (43,107)      $  (4,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                          (34,231)        (39,099)
Proceeds from disposal of property, plant and equipment                   --           5,975
Proceeds from disposal of other investments                              332              --
Acquisitions, net of cash acquired                                    (6,040)        (30,024)
                                                                   ---------       ---------
Net cash used in investing activities                                (39,939)        (63,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) of lines of credit                           (81,633)         10,176
Proceeds from long-term debt                                             336          49,532
Payments of long-term debt                                            (3,300)        (27,702)
Repurchase of shares for treasury                                     (6,787)         (5,593)
Proceeds from issuance of common stock - Net of offering cost        153,475              --
Exercise of stock options                                              5,736           2,490
                                                                   ---------       ---------
Net cash provided by financing activities                             67,827          28,903

Effect of exchange rate changes on cash                               (1,850)           (302)
                                                                   ---------       ---------
Net decrease in cash and cash equivalents                            (17,069)        (38,795)

Cash and cash equivalents, beginning of period                        27,390          52,572
                                                                   ---------       ---------

Cash and cash equivalents, end of period                           $  10,321       $  13,777
                                                                   =========       =========

See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
              Consolidated Notes To Condensed Financial Statements

Note 1  General

        The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month and nine month periods ended October 3, 1999 and October 4, 1998 and (b) the financial position at October 3, 1999. Interim results are not necessarily indicative of results for a full year.

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

Note 2  Inventories

        Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):


                                            October 3,        January 3,
                                               1999              1999
                                            ----------        ----------
Raw Materials                                $ 44,216          $ 35,638
Work in process                                17,058            17,389
Finished Goods                                119,764            96,426
                                             --------          --------
                                             $181,038          $149,453

Note 3  Comprehensive income

        During the three months ended October 3, 1999 and October 4, 1998, total comprehensive income amounted to $9.2 and $24.0 million, respectively. During the nine months ended October 3, 1999 and October 4, 1998, total comprehensive income amounted to $5.8 million and $35.0 million, respectively. The components of comprehensive income are net income and cumulative foreign currency translation adjustment.

Note 4  Seasonality

        It is expected that the Company's operations will experience certain seasonal patterns. Generally, sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

Note 5  Common stock to be issued

        In connection with certain 1998 acquisitions, the Company is holding 559,884 shares of common stock to be issued pursuant to the terms of the purchase agreements.

Note 6  Income taxes

        The Company's effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards.

Note 7  Treasury stock

        The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At October 3, 1999, a total of 6,255,950 shares have been repurchased under these plans. Retirements of treasury stock totaled 6,200,950 shares as of October 3, 1999.

Note 8  Restructuring

Restructuring of acquired operations

        In connection with the purchase price accounting for the acquisition of SLI B.V., effective September 1, 1997, the Company approved a restructuring plan, which resulted in reorganization accruals of $25.0 million. $8 million of the amount initially recorded was reversed in fiscal 1998 through an adjustment to property, plant and equipment. The remaining purchase liabilities recorded include the following:

               (i) Severance costs of $12.9 million include the termination of 182 employees in Europe, 268 employees in Australia and 28 employees in Asia. Approximately $9.3 million of severance cost was paid as of October 3, 1999. The remainder will be paid throughout fiscal 1999.

               (ii) Costs of $4.1 million are associated with the closure of leased warehouse and administrative facilities. These costs represent remaining payments on non-cancelable operating leases (which expire through 2000), costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating the facilities. The warehouse closures will occur in France, Belgium and Scandinavia and the administrative office closures will occur in Switzerland, France, Austria and Benelux. As of October 3, 1999, $3.3 million of the accrual had been utilized.

Restructuring of existing operations

        In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. The restructuring plan included severance costs of $2.2 million and $100,000 of other costs. Severance costs relate to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are associated with the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease and the cost to relocate employees. As of October 3, 1999, $1,573,000 of the accrual had been utilized. The remainder will be paid throughout the next twelve months into fiscal 2000.

Note 9  Net Income Per Share Data

        The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):


                           Three Months Ended                 Nine Months Ended
                    --------------------------------    --------------------------------
                    October 3,            October 4,    October 3,            October 4,
                       1999                  1998          1999                  1998
                    ----------            ----------    ----------            ----------
        Basic        35,624                29,016        31,344                28,934
        Diluted      36,934                29,402        32,829                30,219

        The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note 10 Adoption of Accounting Principles

        In June 1998, SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activities (Statement 133) was issued and which is required to be adopted in fiscal years beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Note 11 Subsequent event

        On October 29, 1999 the Company completed a restatement and amendment of its existing credit facility, with a syndicate of banks led by BancBoston Robertson Stephens, as administrative agent, providing to the Company a $500 million multi-currency revolving credit facility including a $200 million 364 day revolving credit facility maturing on October 28, 2000 and subject to extension, a $15 million swing-line loan facility and a $50 million letter of credit facility. There are no scheduled amortization payments or repayment penalties and no limitations on non-U.S.-dollar borrowings. The facility terminates and is repayable in full on October 29, 2004.

        At the Company's option, the interest rates per annum applicable to the revolving credit facility are either adjusted LIBOR plus a margin ranging from
 .75% to 1.75%, or, with respect to U.S.-dollar-denominated loans only, an adjusted base rate plus a margin ranging from zero to .25%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations for the three and nine months ended October 3, 1999 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

        The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 21 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at October 3, 1999 had 31 manufacturing plants in 13 countries. SLI, Inc. acquired 6 companies in 1998 and 2 companies in 1999, which has an impact on year to year comparisons of revenues and earnings.

        For the nine months ended October 3, 1999, 73.2% of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and can continue to affect the Company's balance sheet and results of operations.

Three months ended October 3, 1999 compared to the three months ended October 4, 1998.

        Net sales. Net sales increased 19.1% from $182.0 million for the three months ended October 4, 1998 to $216.7 million for the three months ended October 3, 1999. This increase was primarily due to generic growth generated from the integration of the 1998 and 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 6.7% for the three months ended October 3, 1999 as compared to the three months ended October 4, 1998. In addition, net sales is effected by decreases in average selling prices due to market pricing pressure, primarily within the European lamp market.

        Gross Margin. Gross margin increased 3.9% from $56.0 million for the three months ended October 4, 1998 to $58.2 million for the three months ended October 3, 1999; due primarily to the increase in sales volume, partially offset by decreases in average selling prices. Gross margin, as a percentage of net sales, decreased from 30.8% for the three months ended October 4, 1998 to 26.9%, for the three months ended October 3, 1999. This decrease is primarily due to decreases in average selling prices in the European lamp market and the effects of the changes in product mix as caused by the addition of the 1998 and 1999 acquisitions. The lower average selling prices in the European lamp market have continued into the fourth quarter. Hopefully, the decrease will be partially offset as further integration of recent acquisitions into the Company evolves and further cost reductions are achieved.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased from $42.7 million for the three months ended October 4, 1998 to $46.9 million for the three months ended October 3, 1999. This increase is primarily as a result of acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 23.4% for the three months ended October 4, 1998 to 21.6% for the three months ended October 3, 1999 as a result of the Company's strategy to decrease selling, general and administrative expenses at recent acquisitions through implementation of reorganization plans developed and accrued for at the time of such acquisitions. Non-recurring charges for the three months ended October 3, 1999 totaled $432,000 and primarily relate to the integration of the 1999 acquisitions. Additionally, the Company seeks to continue to decrease selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its recent acquisitions as a base for further sales growth.

        Interest (income) expense, net. Interest expense, net, decreased from $4.5 million for the three months ended October 4, 1998 to $3.2 million for the three months ended October 3, 1999 primarily as a result of a decrease in average outstanding borrowings of approximately $54 million.

        Other (income) expense. Other expense was $583,000 for the three months ended October 4, 1998 as compared to other (income) of ($74,000) for the three months ended October 3, 1999. Included in other expense for the three months ended October 4, 1998 was a loss on sale of assets totaling $408,000.

        Income before income taxes. As a result of the above factors, income before income taxes was $8.3 million for the three months ended October 4, 1998 and the three months ended October 3, 1999. As a percentage of net sales, income before provision for income taxes decreased from 4.6% for the three months ended October 4, 1998 to 3.8% for the three months ended October 3, 1999.

        Income taxes. For the three months ended October 3, 1999, the Company recorded a tax provision of $1.3 million on pretax income of $8.3 million, for an effective rate of approximately 16%, compared to an effective rate of approximately 20% for the three months ended October 4, 1998. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.


Nine months ended October 3, 1999 compared to the nine months ended October 4, 1998.

        Net sales. Net sales increased 14.6% from $560.0 million for the nine months ended October 4, 1998 to $641.6 million for the nine months ended October 3, 1999. This increase was primarily due to generic growth generated from the integration of the 1998 and 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 4.1% for the nine months ended October 3, 1999 as compared to the nine months ended October 4, 1998. In addition, net sales is effected by decreases in average selling prices due to market pricing pressure, primarily within the European lamp market.

        Gross Margin. Gross margin increased 6.4% from $171.4 million for the nine months ended October 4, 1998 to $182.3 million for the nine months ended October 3, 1999; due primarily to the increase in sales volume, partially offset by decreases in average selling prices. Gross margin, as a percentage of net sales, decreased from 30.6% for the nine months ended October 4, 1998 to 28.4%, for the nine months ended October

3, 1999. This decrease is primarily due to a decrease in average selling prices in the European lamp market and the effects of the changes in product mix as caused by the addition of the 1998 and 1999 acquisitions. The gross margin of the Company is expected to improve as further integration of recent acquisitions into the Company evolves and further cost reductions are achieved.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased from $130.0 million for the nine months ended October 4, 1998 to $133.6 million for the nine months ended October 3, 1999. This increase is primarily as a result of acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 23.2% for the nine months ended October 4, 1998 to 20.8% for the nine months ended October 3, 1999 as a result of the Company's strategy to decrease selling, general and administrative expenses at recent acquisitions through implementation of reorganization plans developed and accrued for at the time of such acquisitions. Non-recurring charges for the nine months ended October 3, 1999 totaled $829,000 and relate to the restructuring activity in France and the integration of the 1999 acquisitions, as compared to non-recurring charges for the nine months ended October 4, 1998 totaling $525,000 which related to the withdrawal of a public offering in May 1998. Additionally, the Company seeks to continue to decrease selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its recent acquisitions as a base for further sales growth.

        Restructuring costs. Restructuring costs for the nine months ended October 3, 1999 totaled $2.3 million. In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. The restructuring plan included severance costs of $2.2 million and $100,000 of other costs. Severance costs relate to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are associated with the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease and the cost to relocate employees. The Company expects to realize approximately $1 million in annualized cost savings over the next year, largely as a result of reduced employee expense.

        Interest (income) expense, net. Interest expense, net, increased from $11.7 million for the nine months ended October 4, 1998 to $12.5 million for the nine months ended October 3, 1999, primarily as a result of an increase in average outstanding borrowings of approximately $38.9 million over this period.

        Other (income) expense. Other expense was $599,000 for the nine months ended October 4, 1998 as compared to other (income) of ($1.3) million for the nine months ended October 3, 1999. For the nine months ended October 3, 1999, substantially all of the other (income) resulted from recording the effects of foreign exchange transactions as offset by a loss on the sale of an investment totaling $193,000. Included in other expense for the nine months ended October 4, 1998 was a loss on sale of assets totaling $408,000.

        Income before income taxes. As a result of the above factors, income before income taxes increased from $29.1 million for the nine months ended October 4, 1998 to $35.1 million for the nine months ended October 3, 1999. As a percentage of net sales, income before provision for income taxes increased from 5.2% for the nine months ended October 4, 1998 to 5.5% for the nine months ended October 3, 1999.

        Income taxes. For the nine months ended October 3, 1999, the Company recorded a tax provision of $6.1 million on pretax income of $35.1 million, for an effective rate of approximately 17%, compared to an effective rate of 20% for the nine months ended October 4, 1998. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.


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

        As of October 3, 1999, the Company's cash on hand was $10.3 million. For the nine months ended October 3, 1999, net cash used in operating activities was $43.1 million and cash used in investing activities totaled $39.9 million. The cash used in operating activities was impacted by the seasonality of the business results within the nine months ended. Historically, higher sales and the majority of the Company's cash collections occur in the fourth quarter and first quarter of the subsequent year. The investing activities included (i) capital expenditures, primarily for production equipment, totaling $34.2 million and (ii) acquisitions with which the Company paid an aggregate amount of approximately $6.0 million, net of cash acquired. Net cash provided by financing activities for the nine months ended October 3, 1999 aggregated $67.8 million, which included $153.5 million in net proceeds from the issuance of common stock, $84.6 in net payments under the Company's credit facilities, repurchases of Common Stock totaling $6.8 million and proceeds from the exercise of stock options totaling $5.7 million.

        As of October 3, 1999, the Company had available borrowings of approximately $168 million under the Existing Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $3.6 million.

        On October 29, 1999 the Company completed a restatement and amendment of its existing credit facility, with a syndicate of banks led by BancBoston Robertson Stephens, as administrative agent, providing to the Company a $500 million multi-currency revolving credit facility including a $200 million 364 day revolving credit facility maturing on October 28, 2000 and subject to extension, a $15 million swing-line loan facility and a $50 million letter of credit facility. There are no scheduled amortization payments or repayment penalties and no limitations on non-U.S.-dollar borrowings. The facility terminates and is repayable in full on October 29, 2004.

        At the Company's option, the interest rates per annum applicable to the revolving credit facility are either adjusted LIBOR plus a margin ranging from
 .75% to 1.75%, or, with respect to U.S.-dollar-denominated loans only, an adjusted base rate plus a margin ranging from zero to .25%.

        The Company's revolving credit facility contains a number of covenants typical in senior credit facilities that, among other things, restricts the ability of the Company to dispose of assets (including the stock of subsidiaries), incur additional indebtedness, create additional liens on assets, enter into certain leases, investments or acquisitions and engage in mergers or consolidations. In addition the Company is also required to comply with certain financial covenants including maximum leverage, minimum interest coverage, minimum fixed charge coverage and minimum net worth.

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

        The Company believes that cash from operations and borrowings available under the Company's credit facilities, as well as other committed and uncommitted facilities, will be sufficient to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $35 million.

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

        Utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for year 2000 modifications, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by December 31, 1999 and that such efforts will be completed prior to any currently anticipated impact on computer equipment and software. The Company estimates that as of October 3, 1999, it had completed approximately 85% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to computer equipment and software. The total cost of the Year 2000 project is estimated at $9.9 million and is being funded through operating cash flows. To date the Company has incurred approximately $8.4 million ($7.7 million capitalized for new systems and equipment and $.7 million expensed), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $1.2 million are attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $.3 million relates to repair of hardware and software and will be expensed as incurred.

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

Debt Denominated in Foreign Currencies is as follows:

                                                                                  Fair
                                                          There-                  Value
                                                  1999    after         Total    10/3/99
                                               ---------  ------      ---------  -------
                                                   (Dollars Equivalents in millions)
Belgium Francs
  Variable Rate                                  $ 3.1                 $ 3.1     $ 3.1
  Avg. Interest Rate                               3.6%
  Avg. Forward Currency
    Exchange Rate                                0.026

Deutsche Marks
  Variable Rate                                  $ 7.1                 $ 7.1     $ 7.1
  Avg. Interest Rate                               3.6%
  Avg. Forward Currency
    Exchange Rate                                0.544

Japanese Yen
  Variable Rate                                 $ 13.1                $ 13.1    $ 13.1
  Avg. Interest Rate                               1.1%
  Avg. Forward Currency
    Exchange Rate                                0.009

Euro
  Variable Rate                                 $ 44.3                $ 44.3    $ 44.3
  Avg. Interest Rate                               3.6%
  Avg. Forward Currency
    Exchange Rate                                1.065

Foreign Currency Forward Exchange Contracts are as follows:


                                                                              Average      Fair
                       Functional                       There-                Contract     Value
Buy Contracts          Currency                  1999   after        Total      Rate      10/3/99
---------------------- ---------------------    ------ ---------- ---------- ---------  -----------
                                                         (Dollars Equivalents in millions)
  Euro Dollar          British Pound Sterling   $ 17.0              $ 17.0     1.453       $ 16.2
  United States Dollar British Pound Sterling   $  6.6              $  6.6     1.618       $  6.5

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

        On October 29, 1999 the Company completed a restatement and amendment of it's existing credit facility, with a syndicate of banks led by BancBoston Robertson Stephens, as administrative agent, providing to the Company a $500 million multi-currency revolving credit facility including a $200 million 364 day revolving credit facility maturing on October 28, 2000 and subject to extension, a $15 million swing-line loan facility and a $50 million letter of credit facility. There are no scheduled amortization payments or repayment penalties and no limitations on non-U.S.-dollar borrowings. The facility terminates and is repayable in full on October 29, 2004.

        At the Company's option, the interest rates per annum applicable to the revolving credit facility are either adjusted LIBOR plus a margin ranging from
 .75% to 1.75%, or, with respect to U.S.-dollar-denominated loans only, an adjusted base rate plus a margin ranging from zero to .25%.

        The Company's revolving credit facility contains a number of covenants typical in senior credit facilities that, among other things, restricts the ability of the Company to dispose of assets (including the stock of subsidiaries), incur additional indebtedness, create additional liens on assets, enter into certain leases, investments or acquisitions and engage in mergers or consolidations. In addition the Company is also required to comply with certain financial covenants including maximum leverage, minimum interest coverage, minimum fixed charge coverage and minimum net worth.

        The Company believes that it will continue to use its long-term credit facility to fund its future acquisitions, capital expenditures, and other short-term working capital requirements.

        The Company expects to generate sufficient cash flows from operations to pay down remaining debt prior to the expiration of the credit facility. The proceeds from the secondary public offering, completed in July 1999, were used to pay down a portion of existing debt.

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


                                            SLI, Inc.


                                            By: /s/ Frank M. Ward
                                                ----------------------------
                                                Frank M. Ward, President and
                                                Chief Executive Officer
Date: November 16, 1999


                                            By: /s/ Richard F. Parenti
                                                ----------------------------
                                                Richard F. Parenti,
                                                Chief Financial Officer
Date: November 16, 1999