Form 10-K
period 2000-01-02
SLI INC
filed 2000-03-21
CIK 942138

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K
                                ---------------

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JANUARY 2, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number: 0-25848


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of January 2, 2000, there were approximately 34,566,388 shares outstanding of the registrant's Common Stock, par value $.01 per share, its only class of common stock, and the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 12,500,000 shares) was approximately $168,750,000, as computed by reference to the NYSE closing price of such common equity, $13.50, as of the same date.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for use in connection with the registrant's 2000 Annual Meeting of Shareholders.


===============================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

INTERNATIONAL OPERATIONS

         At January 2, 2000, the Company had 32 manufacturing facilities, as well as sales offices and distribution facilities in more than 30 countries and sells its products worldwide. For Fiscal 1999, approximately 71% and 80% of the Company's net sales and operating income, respectively, were derived from operations outside the United States. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including limitations on remittance of dividends and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, imposition of investment and other restrictions by foreign governments, trade barriers, the effects of income and withholding taxes and governmental expropriation. Although such risks have not had a material adverse effect on the Company to date, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

FOREIGN CURRENCIES AND INTEREST RATE RISK

         A significant amount of the Company's net sales are generated in foreign currencies. For Fiscal 1999, approximately 55% of the Company's net sales were denominated in European currencies, 31% in U.S. dollars, and the remaining 14% in other currencies. Costs of the Company are primarily incurred in the same currencies and in percentages which are not materially different from the net sales percentages. Since the Company's financial statements are denominated in U.S. dollars, devaluation and changes in exchange rates between the dollar and other currencies have had and will have an impact on the reported results of the Company. To date, this impact has not been material; however, no assurance can be given that such impact will not have a material adverse effect on the Company in the future. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. In addition, international operations are subject to a number of other currency risks, including, among others, currency exchange controls, transfer restrictions and rate fluctuations.

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

SOURCES OF RAW MATERIALS

         For Fiscal 1999, the Company purchased approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and approximately 80% of its fluorescent glass tubing from Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The termination of either agreement could have a material adverse effect on the Company. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all light emitting diodes ("LEDs") used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company recently acquired a European company primarily engaged in the production of LEDs which now supplies the Company with a small portion of its LED requirements. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LEDs or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's operations.

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

OWNERSHIP AND SIGNIFICANT INFLUENCE OF PRINCIPAL SHAREHOLDERS

         Mr. Ward and trusts established for members of his immediate family own in the aggregate approximately 35% of the outstanding shares of Common Stock of the Company. As a result of such concentration of ownership, Mr. Ward and such trusts will have the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of the Company, including any business combination with an unaffiliated party, and could also affect the price that investors might be willing to pay for shares of Common Stock.

VOLATILITY OF MARKET PRICE FOR COMMON STOCK

         From time to time, there may be significant volatility in the market price for the Common Stock. Operating results of the Company, changes in general economic conditions and the financial markets, or other developments affecting the Company or its competitors could cause the market price for the Common Stock to fluctuate substantially.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company believes that it is one of the six largest full-line lighting companies in the world and one of only two major international producers offering lamps, fixtures and ballasts. Primarily through its acquisition-based growth strategy, the Company has developed from a specialized U.S. manufacturer and supplier of neon lamps and miniature lighting products into one of the world's largest vertically integrated manufacturers and suppliers of lighting systems and services to the industrial, commercial and consumer markets. The Company has completed 23 acquisitions since 1992 as part of its growth strategy, with its most significant acquisition, Sylvania Lighting International, B.V. ("SLI, B.V."), being consummated in the year ended November 30, 1997 ("Fiscal 1997").

         Primarily as a result of the Company's acquisition strategy, net sales increased from $94.2 million for the year ended December 1, 1996 ("Fiscal 1996") to $874.8 million for the year ended January 2, 2000 ("Fiscal 1999"). In addition, operating income increased from $18.5 million to $58.7 million over the same period. For Fiscal 1999, approximately 71% and 80% of the Company's net sales and operating income, respectively, were derived from operations outside the United States.

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

         The Company's strategy is to operate as a vertically integrated, highly automated, manufacturer providing "one stop" lighting solutions for its customers' lighting requirements by offering discrete lighting components, value-added integrated products and specialized lighting services. The Company is able to offer its global customers extensive design, engineering and manufacturing capabilities, while at the same time providing local, responsive service. The Company has 32 manufacturing facilities, as well as sales offices and distribution facilities, in more than 30 countries. The Company's customers include wholesalers, original equipment manufacturers ("OEMs"), retailers, architects, designers and contractors.

         The Company is incorporated under the laws of the State of Oklahoma. Its executive offices are located at 500 Chapman Street, Canton, Massachusetts, 02021, and its telephone number is (781) 828-2948.

GROWTH STRATEGY

         The Company believes that it is well positioned to continue its growth internally and through acquisitions. Management believes that its industry knowledge, experience in consummating and integrating acquisitions and its access to capital will facilitate the Company's external growth through future acquisitions both domestically and internationally.

         Internal growth is expected to be driven by:

         o        increasing sales to existing and new customers,

         o        introducing new lighting technologies, and

         o        continuing to diversify geographic operations.

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

         Diversify Geographic Operations. An important element of the Company's growth strategy is to continue to establish highly automated manufacturing operations in areas of high customer density or where manufacturing efficiencies can be realized. The Company's operations are currently located in the Americas, Europe and the Pacific Rim. The Company intends to continue to selectively expand its operations internationally to better serve its existing customers and to develop new customers.

         The Company plans to continue to use strategic acquisitions and alliances to effect its vertical and horizontal integration strategies. Acquisitions are selected based upon their potential to:

         o augment the Company's technology, engineering and design capabilities,

         o broaden the Company's product offerings and channels of distribution,

         o        provide additional manufacturing facilities,

         o        access global markets, and/or

         o effect cost reduction opportunities and other operational synergies.

         Acquisitions generally involve synergies of centralized administration, intercompany product transfer, sales and designs. For example, the acquisition of SLI, B.V., a large user of ballasts with no ballast manufacturing capability, produced synergistic effects for the Company and its Power Lighting Products subsidiary, a major producer of ballasts. The Company believes that its extensive knowledge of the lighting industry, combined with its experience in consummating numerous acquisitions and its access to capital, provides an important competitive advantage in identifying domestic and international acquisition opportunities and integrating the acquired operations into the Company. Further, because of the fragmented nature of many sectors of the lighting industry, the Company believes that there are many opportunities available for future acquisitions.

OPERATING STRATEGY

         The Company's operating strategy is designed to enhance the Company's position as a leading international designer, manufacturer and supplier of lighting products, while at the same time increasing profitability through:

         o        continued vertical integration and automation,

         o        improved operating efficiencies, and

         o        continued focus on responsiveness and product quality.

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

         Improve Operating Efficiencies. The Company has realized cost savings in connection with the integration of its acquired businesses. Cost reduction initiatives have included the consolidation of certain administrative functions, vertical integration with existing operations and leveraging of combined purchasing power. Certain of these acquired businesses had been operating at significantly lower margins than the Company's base business, resulting in a temporary contraction of consolidated margins.

         Continue Focus on Responsiveness and Product Quality. The Company's ability to conceive, design and engineer new products in a short period of time is a significant competitive advantage. Management has developed "Competency Centers" within its manufacturing facilities to optimize the expertise of the Company's design, engineering, manufacturing and technical sales support teams. In addition, the Company has developed technology to monitor and control its production performance. As a result of various quality initiatives, the Company has achieved a preferred supplier designation for its miniature lighting products from several of its OEM customers, including Q-1 certification from Ford Motor Company and a Quality Excellence award from Chrysler Corp. In addition, certain of the Company's facilities have received QS-9000, ISO 9001 and Euro-Net ISO 9000 and 9001 certifications. Such certifications in many instances are a pre-requisite for contractual orders, particularly with large industrial users of the Company's products.

ACQUISITIONS

         The following table sets forth the 23 acquisitions which have been consummated by the Company since October 1992:


                                  Date of
Business                        Acquisition             Type of Operation                Location
--------                        -----------             -----------------                --------

Chicago Miniature               October 1992        Supplier of miniature             Buffalo Grove,
Lamp, Inc.                                          lighting components               Illinois, USA
(CML-Delaware)(a)

Glolite Sales, Ltd              April 1993          Manufacturer of miniature         Pauls Valley,
                                                    neon and incandescent bulb        Oklahoma, USA
                                                    and string lighting products

Industrial Devices, Inc.        May 1994            Designer and manufacturer         Hackensack,
(IDI)                                               of miniature lighting products    New Jersey, USA



Plastomer, Inc.                 March 1995          Manufacturer and                  Barrie, Ontario,
(CML Canada)                                        supplier of  miniature            Canada
                                                    lighting assemblies and
                                                    bulb sockets

Fredon Industrial               August 1995         Manufacturer of machine           Newton,
Development, Inc.                                   tools and dies                    New Jersey, USA
(Fredon)

STT Holdings Limited            November 1995       Engineer and designer of          Byfleet, Surrey,
(Badalex)(b)                                        lamp-making equipment             United Kingdom

Electro Fiberoptics, Inc.       December 1995       Manufacturer of fiber optic       Marlborough,
(CML Fiberoptics)                                   lighting products                 Massachusetts, USA

Phoenix Lighting                December 1995       Manufacturer of halogen and       Coalville,
(U.K.) Limited                                      specialty lamps                   Leicestershire,
(CML Europe)                                                                          United Kingdom

W. Albrecht GmbH u.             May 1996            Manufacturer of miniature         Bamberg,
Co. KG (Alba)(c)                                    lighting products                 Germany

Gustav Bruckner GmbH            January 1997        Engineer, designer and            Coburg,
(Bruckner)                                          manufacturer of automated         Germany
                                                    lamp-making equipment

Valmont Electric, Inc.          January 1997        Manufacturer of magnetic          El Paso,
(Power Lighting Products                            and electronic ballasts           Texas, USA
("PLP"))

Sylvania Lighting               September 1997      Designer and manufacturer         Haarlem,
 International, B.V. (SLI,                          of integrated lighting systems    Netherlands
 B.V.)                                              including lamps and fixtures

Solium, Inc. (Solium)           November 1997       Designer and manufacturer of      Randolph,
                                                    electronic ballasts               Massachusetts,USA

ELECTRO-MAG                     March 1998          Ballast technology                El Paso, Texas,
Industrial, Inc                                                                       USA

Topluz S.A.                     March 1998          Manufacturer of lamps             Bogota, Colombia

OSA Elektronik GmbH             May 1998            Manufacturer of light             Berlin, Germany
                                                    emitting diodes



VCH International               May 1998            Manufacturer of miniature         Bury St. Edmund,
Limited                                             lamps and systems                 United Kingdom

SOCOP S.A.                      July 1998           Manufacture of miniature          Besancon, France
                                                    lighting products

IllumElex Corporation           November 1998       Lighting maintenance              Raleigh, North
                                                                                      Carolina, USA

Lighting Partner B.V.           January 1999        Manufacturer of lighting          Goes, Netherlands
fixtures

Supreme Corporation             April 1999          Manufacturer of lamps             Mullins, South
                                                                                      Carolina, USA

Parke Industries                July 1999           Lighting maintenance              Cary, North
                                                                                      Carolina, USA

Marvel Lighting                 October 1999        Lamp distributor                  Mullins, South
Corporation                                                                           Carolina, USA


--------

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

PRODUCTS AND MARKETS

         The Company's product category profile has changed significantly with the addition of SLI, B.V. in September 1997. The following table sets forth the percentage of net sales by product category for Fiscal 1997, Fiscal 1998 and Fiscal 1999.


                                                      Year Ended
                                       ----------------------------------------
Products                               11/30/97         1/03/99         1/02/00
--------                               --------         -------         -------

Lamps .......................             38%             51%             48%
Fixtures ....................             15              23              22
Miniature Lighting Assemblies             21               9               8
Ballasts ....................             23              10               9
Service .....................             --              --               7
Other .......................              3               7               6
                                         ---             ---             ---
         Total ..............            100%            100%            100%


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

         Ballasts. Magnetic and electronic ballasts supply power to start and operate fluorescent, compact fluorescent and HID lamps and signage products. Patented technology acquired by the Company in connection with the acquisition of Solium in Fiscal 1997 has provided the Company with new three way switching and dimming capabilities for its fluorescent lamps. A portion of the ballasts produced by Power Lighting Products is being used throughout the Company's subsidiaries as a lamp component for manufacturing and service.

         The Company sells its products under a variety of brand names in over 30 countries. Its flagship brand, Sylvania, is one of the world's leading lighting brands and covers a full line of lamps, industrial and commercial fixtures, and specialty products. Other lamp and fixture lines include Concord, architectural and display lighting; Claude, consumer and industrial and commercial lamps and fixtures; Lumiance, display lighting fixtures; Linolite, residential and commercial task lighting fixtures; and Le Dauphin, high fashion table fixtures. Ballasts are sold under the Power Lighting Products brand label. Miniature lighting assemblies are sold under the Chicago Miniature Lamp and SLI Miniature Lighting labels. While the Company generally sells its products under its own brand names, it also sells under its customers' private brand labels, a practice which is common in the retail sector. The Company also sells its products to other lighting companies under such companies' brand labels.

CUSTOMERS

         The Company's customers include wholesalers, OEMs, retailers, architects, designers and contractors. For Fiscal 1999, the Company's main customer base for lamps and industrial and commercial fixtures was the wholesale channel (approximately 38% of the Company's revenue, of which more than 10% was through international electrical wholesalers such as Rexel, Sonepar and Hagemeyer). The retail market for lamps is characterized by a small number of large customers which contributes to competitive and pricing pressure from suppliers located in the Pacific Rim, especially in compact fluorescent lamps, which provide an attractive combination of high unit price and low freight cost. The professional installer market is important to the Company for lamps and accent fixture products. These products, which the Company sells under the Concord and Lumiance brands, are often designed pursuant to customer specifications. The Company does not believe that any one customer accounted for more than 5% of net sales in Fiscal 1999.

MANUFACTURING

         The Company has 32 manufacturing facilities in 13 countries, including 5 facilities in the U.S. The manufacturing operations of the Company are vertically integrated through design, engineering, manufacturing, assembly and sales. This integration enables the Company to control product cost more effectively, helps ensure quality and allows the Company to offer its customers a wide array of products and services. The Company's manufacturing capabilities include lamp forming and cutting, socket manufacturing, glass and plastic fiber drawing, lamp equipment manufacturing, plastic injection molding, and the production of complex molds and dies, as well as various assembly operations. In Fiscal 1999, the Company manufactured approximately 90% of the products sold.

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

         For Fiscal 1999, the Company purchased approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and approximately 80% of its fluorescent glass tubing from Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The termination of either agreement could have a material adverse effect on the Company. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all LED's used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company recently acquired a European company engaged in the production of LED's which now supplies the Company with a small portion of its LED requirements. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LED's or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's financial condition and operations.

RESEARCH AND DEVELOPMENT

         The Company's research and development expenditures were $7.4 million for Fiscal 1999. The Company's research and development, in recent years, has been focused on product and process innovation, applying tested lighting technologies, rather than in the exploration of new lighting techniques. Much of the focus has been directed toward improvements in material science to improve lamp photometric performance, energy-efficiency and miniaturization as well as to lengthen the life of its products and reduce or eliminate the use of environmentally hazardous materials. Through a technical agreement, in effect from January 1993 to September 1997, SLI, B.V. was entitled to royalty-free use of Osram's worldwide intellectual property including patents, research and development, product and process know-how for use outside the United States, Canada, Mexico and Puerto Rico. The agreement provides that, as of September 1997, SLI, B.V. no longer had the right to receive new Osram technology and know-how although SLI, B.V. continues to have the right to use all of the information and know-how acquired up to 1997 within its existing business outside the United States, Canada, Mexico and Puerto Rico. This restriction does not prohibit the Company from selling a broad range of lighting products, which are not dependent upon Osram technology, in such areas. Since the expiration of the arrangements, the Company has continued to devote substantial resources to research and development and has not therefore experienced a material adverse effect in its operations. Certain of the Company's competitors are significantly larger than the Company and devote a substantial amount of money to research and development.

SALES AND MARKETING

         The Company sells its lighting products through a direct sales force, sales representatives and distribution companies. The Company currently employs approximately 1,055 people in sales and marketing, with 682 in Europe, 129 in the U.S., 7 in Canada, 83 in Australia, 125 in Central and South America and 29 in Asia. In addition, the Company's sales force is augmented with 246 independent sales representative organizations, with designated geographic territories in the United States, Canada and Europe.

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

INTERNATIONAL OPERATIONS

         Approximately 71% of the Company's net sales for Fiscal 1999 were derived from outside the United States. The Company currently operates in more than 30 countries located in the Americas, Europe, and the Pacific Rim. As a result of its foreign sales and facilities, the Company's operations are subject to the risks of doing business internationally.


                                                      Year Ended
                                      ----------------------------------------
                                      11/30/97         1/03/99         1/02/00
                                      --------         -------         -------
                                                   (in thousands)

Net Sales:
     United States ...........        $129,120        $159,565        $255,348
     Canada ..................          14,605          18,426          20,891
     Europe ..................         135,719         463,491         477,949
     Pacific Rim .............          15,621          47,535          47,626
     Central and South America          34,894          84,051          73,009
                                      --------        --------        --------
     Total ...................        $329,959        $773,068        $874,823
                                      ========        ========        ========

Total Assets:
United States ................        $127,777        $160,172        $242,468
Canada .......................          10,459          10,937          11,177
Europe .......................         429,418         491,042         504,842
Pacific Rim ..................          32,602          25,783          25,969
Central and South America ....          51,405          87,529          82,428
                                      --------        --------        --------
Total ........................        $651,661        $775,463        $866,884
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

COMPETITION

         The industry in which the Company operates is highly competitive. Most of the Company's competitors offer products in some but not all of the markets served by the Company. The Company competes primarily on the basis of brand awareness, price, product quality, design and engineering, customer service and distribution strength. The lamp manufacturing industry is dominated by Philips, Osram and General Electric. The Company believes that it is the third largest lighting company in Europe, behind Philips and Osram. The fixture and miniature lighting assembly markets are highly fragmented with many suppliers. The ballast market is dominated by several large companies including Power Lighting Products. PLP's competitors in the ballast market include MagneTek, Advance Transformer (a division of Philips) and Osram Sylvania. Some of the Company's competitors have substantially greater resources than the Company.

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

EMPLOYEES

         As of January 2, 2000, the Company employed approximately 9,526 employees of whom 4,410 were employed in Europe, 1,392 in the U.S., 86 in Canada, 3,357 in Central and South America, 221 in Australia and 60 in Asia. Manufacturing and engineering operations employed 7,877 people, sales and marketing employed 1,055 people, and administration and finance employed 594 people. Union recognition and collective bargaining arrangements are in place in 9 countries (including the United States), covering a total of approximately 3,346 persons (170 in the United States). These agreements are with various labor unions and consortiums and expire at various dates. Management believes that it generally has a good relationship with its unionized and non-unionized employees.

ITEM 2.  PROPERTIES

         At January 2, 2000, the Company's manufacturing operations were being carried on at the following locations:


                 Location                Square Footage              Product
                 --------                --------------              -------

UNITED STATES:
Texas(a)................................    108,000*        magnetic and electronic ballasts
Oklahoma(b).............................     30,000*        miniature neon lamps and assemblies
New Jersey(a)...........................     59,200*        miniature lighting assemblies, injection
                                                            molding of housings and lenses
New Jersey(b)...........................      7,000*        molds, tool and die
South Carolina(c).......................    530,000*        incandescent lamps


CANADA:
Ontario(b)..............................     75,000*        socket and socket lamp assemblies

EUROPE:
Besancon, France(b).....................     44,000         miniature lighting, stamping and tooling
Besancon, France(b).....................     37,000         lighting systems
Besancon, France(b).....................     12,000         lampholder assemblies
Lyon, France(a).........................    235,000         specialty incandescent lamps
St. Etienne, France(a)..................    105,000         industrial/commercial fluorescent fixtures
St. Marcellin, France(b)................     42,000         table lighting fixtures
Erlangen, Germany(c)....................    255,000*        linear fluorescent lamps
Bamberg, Germany(b).....................     54,400*        miniature lamp manufacturing and assembly
Berlin, Germany(a)......................     12,000         LED manufacturing
Coburg, Germany(a)......................     17,000*        manufacturer of automated lamp making
                                                            equipment
Hranice u Ase, Czech Republic(b)........      7,500*        miniature lamp assembly
Newhaven, United Kingdom(a).............      7,900*        architectural fixtures
Shipley, United Kingdom(b)..............    110,000*        miniature linear fluorescent and compact
                                                            lamps
Bury St. Edmunds, United Kingdom(b).....     59,000         miniature lamp manufacturing and assembly
Tienen, Belgium(b)......................    308,000*        HID lamps, halogen lamps for low and line
                                                            voltage and general lighting service ("GLS")
                                                            lamps
Goes, Netherlands(a)....................      7,700*        display fixtures
Haarlem, Netherlands(a).................     45,000*        display fixtures

AUSTRALIA:
Gosford, Australia(b)...................     72,000         high bay industrial fixtures
Brookvale, Australia(a).................     17,000         suspended linear fixtures



                 Location                Square Footage              Product
                 --------                --------------              -------

CENTRAL AND SOUTH AMERICA:
Vinhedo, Brazil(b)......................     74,000*        incandescent glass shells and fluorescent
                                                            glass tubes
Santo Amaro, Brazil(b)..................    390,000         incandescent and fluorescent low and line
                                                            voltage and GLS lamps
Juarez, Mexico(b).......................    163,000*        magnetic and electronic ballasts
Bogota, Colombia(b).....................     55,000*        linear fluorescent and incandescent lamps
Bogota, Colombia(b).....................    155,000         Incandescent and fluorescent glass and
                                                            lamps
San Jose, Costa Rica(b).................     75,000*        starters and glow bottles
San Jose, Costa Rica(b).................     19,000*        miniature lighting assemblies

-------
(a) Leased or subleased. Such leases expire on various dates from the current year to 2010. Lease payments for Fiscal 2000 will be approximately $10.0 million. See Note 9 to Notes to the Company's Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of shareholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth the names and ages of all executive officers of the Registrant, including all positions and offices with the Registrant held by him, and the period during which he has served as such.


NAME                                AGE        POSITION WITH THE COMPANY
----                                ---        -------------------------

Frank M. Ward......................  56   President and Chief Executive Officer
Frederick B. Howard................  64   Executive Vice President
Richard F. Parenti.................  46   Vice President-Finance, Secretary and
                                          Chief Financial Officer
Robert J. Mancini..................  44   Treasurer


         Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his or her successor is duly elected and qualified. The following is a summary of the business experience during the past five years of each of the Company's executive officers.

         Frank M. Ward has served as President and Chief Executive Officer and Director of the Company and its predecessor, Xenell Corporation, since 1985. Mr. Ward received a Bachelor of Science degree in Electrical Engineering from Northeastern University and has completed post graduate studies in physics and metallurgy.

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

         Richard F. Parenti joined the Company in October 1987, and held the position of Controller from 1988 to 1992. He was appointed Vice President Finance in 1992 and Secretary of the Company in March 1998. Since 1992 he has served as a senior financial officer of the Company and was appointed Chief Financial Officer in May, 1999. Mr. Parenti has a Bachelor of Business Administration degree in accounting from Loyola University, Chicago.

         Robert J. Mancini joined the Company in February 1998 and was appointed treasurer in September 1998. Prior to joining the Company he was Assistant Treasurer of Hasbro, Inc. (1986 to 1998), a toy manufacturing company, where he was responsible for foreign exchange, cash management and capital markets. Mr. Mancini has a Bachelor of Science degree in accounting from Boston College.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until May 4, 1998, the Company's Common Stock traded on the Nasdaq National Market. Since that date, the Common Stock has traded on The New York Stock Exchange. The following table sets forth the range of high and low sales prices for the Company's Common Stock for each period indicated (adjusted for stock splits).


                                                              HIGH         LOW
                                                              ----         ---

Fiscal 1998:
         First Quarter(1) ........................           40.63        22.17
         Second Quarter ..........................           41.87        24.50
         Third Quarter ...........................           27.13         9.25
         Fourth Quarter ..........................           27.75        10.13

Fiscal 1999:
         First Quarter ...........................           28.25        18.12
         Second Quarter ..........................           35.00        22.00
         Third Quarter ...........................           28.25        19.38
         Fourth Quarter ..........................           21.75         8.31

Fiscal 2000:
         First Quarter (through February 29, 2000)           16.25        10.75

-----

(1)  Includes transition month of December 1997.

         Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         As of January 2, 2000, the approximate number of holders of record of the Company's Common Stock was 132 and the number of beneficial holders, including individual participants in security position listings with clearing agencies, was estimated at approximately 6600.

DIVIDENDS

         In January, the Company authorized an annualized cash dividend of $.40 per share. A quarterly dividend of $.10 is payable March 24, 2000 to stockholders of record as of March 15, 2000. Future dividends, if any, will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

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


                                                                                                    One
                                            Year         Year           Year          Month         Year         Year
                                            Ended        Ended          Ended         Ended         Ended        Ended
                                           12/3/95      12/1/96       11/30/97      1/4/98(a)      1/3/99       1/2/00
                                           -------      -------       --------      ---------      ------       ------

INCOME STATEMENT DATA(b):
Net sales .............................    $ 57,402     $  94,171     $ 329,959     $  53,866     $773,068    $ 874,823
Cost of products sold .................      36,726        61,147       231,933        40,199      533,484      630,106
                                           --------     ---------     ---------     ---------     --------    ---------
     Gross margin .....................      20,676        33,024        98,026        13,667      239,584      244,717
Selling, general and
     administrative expenses ..........       8,462        14,552        65,549        14,004      178,235      183,632
Restructuring costs ...................          --            --         5,115            --        2,022        2,300
                                           --------     ---------     ---------     ---------     --------    ---------
     Operating income (loss) ..........      12,214        18,472        27,362          (337)      59,327       58,785
     Interest expense, net ............         803           301         1,156         1,206       16,892       15,353
Other (income) expense, net ...........         (47)       (1,294)       (2,326)         (471)       1,247       (1,765)
                                           --------     ---------     ---------     ---------     --------    ---------
Income (loss) before income taxes .....      11,458        19,465        28,532        (1,072)      41,188       45,197
Income taxes ..........................       2,993         6,029         7,591          (525)       8,156        6,888
                                           --------     ---------     ---------     ---------     --------    ---------
     Net Income (loss) ................    $  8,465     $  13,436     $  20,941     $    (547)    $ 33,032    $  38,309
                                           ========     =========     =========     =========     ========    =========
     Net Income (loss)
         per common share-basic(c) ....    $   0.41     $    0.55     $    0.73     $   (0.02)    $   1.14    $    1.19
                                           ========     =========     =========     =========     ========    =========
Weighted average shares
     outstanding-basic(c) .............      20,880        24,357        28,761        28,659       28,898       32,290
                                           ========     =========     =========     =========     ========    =========
     Net Income
         per common share-diluted(c) ..    $   0.41     $    0.55     $    0.71     $   (0.02)    $   1.10    $    1.14
                                           ========     =========     =========     =========     ========    =========
Weighted average shares
         outstanding-diluted(c) .......      20,899        24,488        29,331        29,298       30,132    $  33,501
                                           ========     =========     =========     =========     ========    =========

BALANCE SHEET DATA AT END OF PERIOD(b):
Working capital .......................    $  9,923     $  98,308     $ 117,606                  $  97,790    $ 145,074
Total assets ..........................      59,630       212,002       651,661                    775,463      866,884
Short-term debt .......................          65        25,174        14,821                     29,874       61,265
Long-term debt, less current portion ..       3,147         5,607       185,434                    238,530      164,160
Stockholders' equity ..................      34,921       151,164       166,051                    217,810      374,017
---------


(a) In January 1998, the Company changed its financial reporting year-end from the Sunday nearest December 1 to the Sunday nearest December 31. As a result of this change, the Company had a one-month transition period ending January 4, 1998.

(b) Revenues, expenses, assets and liabilities have been significantly affected by the number and timing of acquisitions made by the Company.

(c) The Company effected a stock split effected in the form of a dividend of 0.716-for-1 in February 1995. In August 1996 and February 1998, the Company effected 3-for-2 stock splits in the form of 50% stock dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 23 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at January 2, 2000 had 32 manufacturing plants in 13 countries. SLI, Inc. acquired 4 companies in 1999, 6 companies in 1998 and 4 companies in 1997, which has an impact on year to year comparisons of revenues and earnings.

         In January 1998, the Company changed its financial reporting year-end from the Sunday nearest December 1 to the Sunday nearest December 31. The Company has included financial results for the one-month ended January 4, 1998 herein.

         For the year ended January 2, 2000, January 3, 1999, November 30, 1997 and the one month ended January 4, 1998, 70.8%, 79.4%, 60.9% and 81.5%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and can continue to affect the Company's balance sheet and results of operations.

         The following discussion and analysis of the results of operations for the year ended January 2, 2000 should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements and should be read in conjunction with the "Risk Factors" section of this Report on Form 10-K.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                                           YEAR ENDED
                                                11/30/97     1/3/99    1/2/00
                                                --------     ------    ------

Net sales ..................................      100.0%     100.0%    100.0%
Cost of products sold ......................       70.3       69.0      72.0%
                                                  -----      -----     -----
Gross margin ...............................       29.7       31.0      28.0
Selling, general and administrative expenses       19.8       23.0      21.0
Restructuring costs ........................        1.6         .3        .3
                                                  -----      -----     -----
Operating income ...........................        8.3        7.7       6.7
Interest (income) expense, net .............         .4        2.2       1.7
                                                  -----      -----     -----
Other (income) expense .....................        (.7)        .2      (0.2)
                                                  -----      -----     -----
Income before income taxes .................        8.6        5.3       5.2
Income taxes ...............................        2.3        1.0       0.8
                                                  -----      -----     -----
Net income .................................        6.3        4.3       4.4
                                                  =====      =====     =====


Year ended January 2, 2000 compared to the year ended January 3, 1999.

         Net sales. Net sales increased 13.2% from $773.1 million for the year ended January 3, 1999 to $874.8 million for the year ended January 2, 2000 This increase was primarily due to generic growth generated from the integration of the 1998 and 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 6% for the year ended January 2, 2000 as compared to the year ended January 3, 1999. In addition, net sales is effected by decreases in average selling prices due to market pricing pressure, primarily within the European lamp market.

         Gross Margin. Gross margin increased 2.1% from $239.6 million for the year ended January 3, 1999 to $244.7 million for the year ended January 2, 2000; due primarily to the increase in sales volume, partially offset by decreases in average selling prices. Gross margin, as a percentage of net sales, decreased from 31% for the year ended January 3, 1999 to 28%, for the year ended January 2, 2000. This decrease is primarily due to a decrease in average selling prices in the European lamp market and the effects of the changes in product mix as caused by the addition of the 1998 and 1999 acquisitions. The gross margin of the Company is expected to improve as further integration of recent acquisitions into the Company evolves and further cost reductions are achieved.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $178.2 million for the year ended January 3, 1999 to $183.6 million for the year ended January 2, 2000. This increase is primarily as a result of acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 23.1% for the year ended January 3, 1999 to 21% for the year ended January 2, 2000 as a result of the

Company's strategy to decrease selling, general and administrative expenses at recent acquisitions through implementation of reorganization plans developed and accrued for at the time of such acquisitions. Non-recurring charges for the year ended January 2, 2000 totaled $1.0 million and relate to the restructuring activity in France and the integration of the 1999 acquisitions, as compared to non-recurring charges for the year ended January 3, 1999 totaling $1.8 million. Fiscal 1998 one-time charges include $525,000 related to a proposed public offering withdrawn in May 1998, severance costs totaling $543,000 and one-time charges related to the closure of one of the Company's Columbia manufacturing operations and the United Kingdom machine making operation totaling $709,000. Additionally, the Company seeks to continue to decrease selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its recent acquisitions as a base for further sales growth.

         Restructuring costs. In the year ended January 2, 2000, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. The restructuring plan included severance costs of $1.8 million and $500,000 of other costs. Severance costs relate to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are associated with the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease and the cost to relocate employees. This restructuring plan was completed in 1999 with cash provided from operations used to cover the costs incurred. The Company expects to realize approximately $1 million in annualized cost savings over the next year as a result of reduced employee expense.

         In fiscal 1998, the Company developed and approved restructuring plans for existing operations, which resulted in charges of $2.0 million. The restructuring plans included closure costs associated with the Company's Colombia lamp manufacturing operation and the Company's United Kingdom machinery making operation. Included in these costs were the net effect of severance costs totaling $600,000 and the write-off of lamp making equipment disposed of totaling $1.1 million. This restructuring plan was completed in 1998 with cash provided from operations used to cover the costs incurred.

         In connection with the purchase price accounting for the acquisition of SLI, B.V., the Company approved a restructuring plan, which resulted in reorganization accruals of $25 million. As part of the finalization of the reorganization accruals, $8 million of the amounts initially recorded were reversed to property, plant and equipment in 1998 leaving recorded reorganization accruals of $17 million. The reorganization plan affected employee terminations in Europe, Latin America, Australia and Asia and includes the closure of leased warehouses and administrative facilities. The warehouse closures occurred in Scandinavia and the administrative office closures occurred in Switzerland, France, Austria and Benelux. The purchase liabilities include severance costs, remaining payments on non-cancelable operating leases, costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements and the cost to relocate employees. Accrued lease costs are for costs incurred subsequent to the Company vacating facilities. The costs in connection with these reorganization plans were incurred through 1999 and were paid from cash provided by operations.

         The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See Note 8 of Notes to the Company's Consolidated Financial Statements.

         Interest (income) expense, net. Interest expense, net, decreased from $16.9 million for the year ended January 3, 1999 to $15.4 million for the year ended January 2, 2000, primarily as a result of a decrease in the overall average interest rate from 7.4% to 5.9%. The interest rate decrease is largely due to a shift in borrowings to foreign denominated debt at lower interest rates.

         Other (income) expense. Other expense was $1.2 million for the year ended January 3, 1999 as compared to other (income) of ($1.8) million for the year ended January 2, 2000. For the year ended January 2, 2000, substantially all of the other (income) resulted from recording the effects of foreign exchange. Included in other expense for the year ended January 3, 1999 was a loss on sale of assets totaling $408,000. Substantially all of the other expense in the year ended January 3, 1999 resulted from recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. Reference
Note 13 of the Company's Consolidated Financial Statements.

         Income before income taxes. As a result of the above factors, income before income taxes increased from $41.2 million for the year ended January 3, 1999 to $45.2 million for the year ended January 2, 2000. As a percentage of net sales, income before provision for income taxes decreased from 5.3% for the year ended January 3, 1999 to 5.2% for the year ended January 2, 2000.

         Income taxes. For the year ended January 2, 2000, the Company recorded a tax provision of $6.9 million on pretax income of $45.2 million, for an effective rate of approximately 15.2%, compared to an effective rate of 19.8% for the year ended January 3, 1999. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company. Reference Note 5 of the Company's Consolidated Financial Statements.

Year ended January 3, 1999 compared to the year ended November 30, 1997.

         Net sales. Net sales increased 134.3% from $330.0 million for the year ended November 30, 1997 to $773.1 million for the year ended January 3, 1999. The acquisition of SLI, B.V. accounted for 119.1% of the net sales increase. Included in the year ended January 3, 1999 was a full year of sales contribution from SLI, B.V., totaling $542.2 million, compared to three months in the year ended November 30, 1997, totaling $149.2 million. The remaining increase in net sales of 15.2% was primarily due to generic growth generated from the integration of the 1998 acquisitions into ongoing operations.

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

         Interest (income) expense, net. Interest expense, net, increased from $1.2 million for the year ended November 30, 1997 to interest expense, net, of $16.9 million for the year ended January 3, 1999, primarily as a result of the bank debt incurred in connection with the SLI, B.V. acquisition. Interest income of approximately $4.1 million was generated, for the year ended November 30, 1997, primarily from the investment of unused proceeds from the Company's secondary offering in October 1996. Interest income for the year ended January 3, 1999 totaled $917,000.

         Other (income) expense. The other income for the year ended November 30, 1997 includes the effects of foreign exchange transactions and a $985,000 gain for the sale of 49% interest in CML Fiberoptics to Schott Corporation in connection with the formation of the Schott-CML Fiberoptic joint venture. Included in other (income) expense for the year ended January 3, 1999 was a loss on sale of assets totaling $408,000. Substantially all of the remainder of other (income) expense resulted from recording the effects of foreign exchange transactions. The Company, which has substantial foreign operations and activity, enters into foreign currency contracts to protect the Company from the risk that sales and purchases of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. Reference Note 13 of the Company's Consolidated Financial Statements.

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

FISCAL YEAR TRANSITION PERIOD

         As a result of the change in the Company's fiscal year end from the Sunday nearest to December 1 to the Sunday nearest to December 31, the Company is presenting financial results for the one-month period ended January 4, 1998. Revenues were effected in the month of December by a natural slow down in the trade cycle in the countries where the Company operates due to the holiday season. The net loss for this transition period was due primarily to the seasonally low revenues and increases in selling, general and administrative expenses resulting from the acquisition of SLI, B.V. See the Company's Condensed Consolidated Financial Statements included elsewhere herein. For the period ended January 4, 1998, the Company recorded a tax provision benefit of $525,000 on a pre-tax loss of $1.1 million, for an effective benefit rate of 49%. This rate was affected by business results for the one-month period and the resultant effects of the Company's operating in many tax jurisdictions with varied rates and special tax agreements.

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

         As of January 2, 2000, the Company's cash on hand was $25.8 million. For Fiscal 1999, net cash used in operating activities was $18.4 million and cash used in investing activities totaled $58.5 million. The investing activities included (i) capital expenditures, primarily for production equipment, totaling $51.0 million and (ii) acquisitions with which the Company paid an aggregate amount of approximately $8.3 million, net of cash acquired. Net cash provided by financing activities in Fiscal 1999 aggregated $77.4 million, which included $153.5 million in net proceeds from the issuance of common stock, $57.5 in net debt payments, repurchases of Common Stock totaling $25 million and proceeds from the exercise of stock options totaling $6.5 million.

         As of January 2, 2000, the Company had available borrowings of approximately $345 million under the Existing Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $1.7 million.

         On October 29, 1999 the Company completed a restatement and amendment of its existing credit facility, with a syndicate of banks led by Bank Boston, N.A., as administrative agent, providing to the Company a $500 million multi-currency revolving credit facility including a $200 million 364 day revolving credit facility maturing on October 28, 2000 and subject to extension, a $15 million swing-line loan facility and a $50 million letter of credit facility. There are no scheduled amortization payments or repayment penalties and no limitations on non-U.S.-dollar borrowings. The facility terminates and is repayable in full on October 29, 2004.

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

         The Company believes that cash from operations and borrowings available under the Company's credit facilities, as well as other committed and uncommitted facilities, will be sufficient to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $45 million.

NET OPERATING LOSS CARRY FORWARDS

         The Company had net operating loss carryforwards for tax purposes of approximately $101.9 million at January 2, 2000, of which approximately $26.2 million expire through 2018 and $75.7 million do not expire.

SEASONALITY

         The Company's operations will experience certain seasonal patterns. Generally sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $400,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. MARKET RISK

         The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates including foreign currency forward exchange agreements and foreign currency denominated debt obligations. Reference is made to Notes 4 and 13 of the Notes to the Company's Consolidated Financial Statements.

Debt Denominated in Foreign Currencies is as follows:


                                                                                                   Fair
                                                                                There-             Value
                                  2000          2001    2002    2003    2004    after     Total    1/2/00
                                 ------         ----    ----    ----    ----    ------    -----    ------
                                                      (Dollar Equivalents in Millions)
Belgium Francs
     Variable Rate Loan ..         3.0           --      --      --      --      --         3.0       3.0
     Avg. Interest Rate ..         4.4%          --      --      --      --      --          --        --
     Avg. Forward Currency
         Exchange Rate ...       0.025           --      --      --      --      --          --        --
Deutsche Marks
     Variable Rate Loan ..         6.7           --      --      --      --      --         6.7       6.7
     Avg. Interest Rate ..         4.4%          --      --      --      --      --          --        --
     Avg. Forward Currency
         Exchange Rate ...       0.514           --      --      --      --      --          --        --
UK Pounds
     Variable Rate Loan ..         4.9           --      --      --      --      --         4.9       4.9
     Avg. Interest Rate ..         6.5%          --      --      --      --      --          --        --
     Avg. Forward Currency
         Exchange Rate ...       1.617           --      --      --      --      --          --        --
Euro
     Variable Rate Loan ..         8.0           --      --      --      --      --         8.0       8.0
     Avg. Interest Rate ..         4.5%          --      --      --      --      --          --        --
     Avg. Forward Currency
         Exchange Rate ...       1.004           --      --      --      --      --          --        --
Japanese Yen
     Variable Rate Loan ..        13.7           --      --      --      --      --        13.7      13.7
     Avg. Interest Rate ..         1.3%          --      --      --      --      --          --        --
     Avg. Forward Currency
         Exchange Rate ...       0.009           --      --      --      --      --          --        --

Foreign Currency Forward Exchange Contracts are as follows:

                                                                                                                 Av.     Fair
                                Functional                                                 There-               Cont.   Value
Buy Contracts                    Currency            2000   2001    2002    2003    2004   after       Total    Rate    1/2/00
-------------                   ----------           ----   ----    ----    ----    ----   -----       -----    -----   ------
                                                                           (Dollar equivalents in millions)
Euro Dollar ........      British Pound Sterling     12.1    --      --      --      --      --        12.1     1.478    13.6
United States Dollar      British Pound Sterling      2.3    --      --      --      --      --         2.3     1.618     2.3


The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's amended interest rate swap agreement, which expires August 2, 2000, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month LIBOR. At January 2, 2000, the notional principal amounts of fixed interest rate swap agreements were $40 million having a fixed rate of 5.82%.
The fair value of the swap at January 2, 2000 was $299,000.

In connection with the interest swap agreement, the Company sold an option to the counterparty, whereby the counterparty had the right to terminate the swap agreement on January 29, 1999. This option was not exercised by the counterparty. The fair value of the option at January 3, 1999 was $672,000.

The Company also has a Euro interest rate swap agreement whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement, as amended, expires April 1, 2001. At January 2, 2000, the notional principal amount of the swap agreement was $45 million having a fixed rate of 3.835%. The fair value of the swap at January 2, 2000 was $282,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is found immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Reference is made to the Company's definitive proxy statement for the 2000 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference. Reference is also made to Item 4A in Part I of this Report with respect to the executive officers of Registrant.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive proxy statement for the 2000 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Company's definitive proxy statement for the 2000 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive proxy statement for the 2000 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.       Financial Statements filed as part of this Report:

(a)      SLI, Inc. and subsidiaries

         Report of Independent Auditors -- Ernst & Young LLP

         Consolidated Balance Sheets of Registrant dated January 2, 2000 and January 3, 1999

         Consolidated Statements of Operations of Registrant for the fiscal years ended January 2, 2000, January 3, 1999 and November 30, 1997 and the month ended January 4, 1998

         Consolidated Statements of Stockholders' Equity for the fiscal years ended January 2, 2000, January 3, 1999 and November 30, 1997 and the month ended January 4, 1998

         Consolidated Statements of Cash Flows of Registrant for the fiscal years ended January 2, 2000, January 3, 1999 and November 30, 1997 and the month ended January 4, 1998

         Notes to Consolidated Financial Statements of Registrant

(b)      CML Canada, Inc.

         Report of Hards Pearson

         Balance Sheets of CML Canada dated January 2, 2000 and January 3, 1999

         Statements of Income for years ended January 2, 2000, January 3, 1999 and November 30, 1997 and the month ended January 4, 1998

         Statements of Retained Earnings for years ended January 2, 2000, January 3, 1999 and November 30, 1997 and the month ended January 4, 1998

         Statements of Cash Flows for the years ended January 2, 2000, January 3, 1999 and November 30, 1997 and the month ended January 4, 1998

         Notes to Financial Statements

2.       Schedules.

         All schedules other than Schedule II, Valuation and Qualifying Accounts, set forth below, are omitted as the required information is inapplicable or is presented in the financial statements or related notes which are incorporated herein by reference.

3.       Exhibits.


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

3.1(b)   Amended and Restated Certificate of Incorporation(1)
3.1(c)   Amendment to Company's Certificate of Incorporation changing the name of the Company to SLI, Inc.(1)
3.2      Bylaws(2)
4.1      Reference is made to Exhibits 3.1 and 3.2
4.2      Form of Common Stock Certificate(2)
10.1     Copy of Company's Incentive and Non-Statutory Stock Option Plan(2)
10.1(a)  Copy of Amendment to Company's Incentive and Non-Statutory Stock
         Option Plan(2)
10.1(b)  Copy of Amendment to Company's Incentive and Non-Statutory Stock
         Option Plan(1)
10.1(c)  Copy of Special 1997 Stock Option Plan(1)
10.2     Copy of Share Purchase Agreement by and between Xenell Corp. and VCH
         International Limited dated October 1, 1992(2)
10.3     Copy of Agreement for the Sale of Assets and Intellectual Property
         Rights by and between VCH International Limited, VCH Limited, Xenell
         Corp. and CML-Delaware dated October 20, 1992(2)
10.4     Copy of Asset Purchase Agreement by and between Glolite Sales, Ltd.
         and the Company dated March 1, 1993(2)
10.5     Copy of Contract for Purchase and Sale of Stock by and between the shareholders of Industrial Devices, Inc. and the Company dated March
         31, 1994(2)
10.6     Copy of Agreement of Merger by and between Xenell Corp. and its shareholders and the Company and its shareholders dated December 15,
         1993(2)
10.13    Copy of Contract for Purchase and Sale of Stock by between the shareholders of Plastomer, Inc. and the Company dated March 28,
         1995(2)
10.17    Copy of Contract for Purchase and Sale of Stock by and between the shareholders of Fredon Development Industries, Inc. and the Company
         dated August 11, 1995(3)
10.18    Copy of Agreement for purchase of certain assets among STT Holdings
         Limited, STT Badalex Limited, STI Lighting Limited, PRT Shipping
         Limited, CML-Badalex Limited, PRT Industrial Holdings Limited and PRT
         Group Limited dated November 10, 1995(5)
10.19    Copy of Contract for Purchase and Sale of stock by and between the shareholders of Electro Fiberoptics, Inc. and the Company dated
         December 1, 1995(3)
10.20    Copy of Agreement for purchase of assets of Phoenix Lighting (UK)
         Limited by and among Phoenix Lighting (UK) Limited, Lynn Robert
         Bailey, Christopher John Barlow and the Company dated December 18,
         1995(4)


10.23 Copy of Agreement on the Sale and Transfer of Shares and Interests in the Alba/Albrecht Group dated May 15, 1996(6)
10.24 Copy of Contract for Exchange of Stock by and between Werner A. Arnold and the Company dated May 15, 1996(6)
10.25 Copy of Contract for Purchase and Sale of Stock of Alba Lamps, Inc. by and between Werner A. Arnold and the Company dated May 15, 1996(6)
10.26 Copy of Contract for Purchase and Sale of Stock of Alba-Malaysia by and between Werner A. Arnold and the Company dated May 15, 1996(6)
10.28    Copy of Contract for Purchase and Sale of Stock of Valmont Electric,
         Inc. by and between Valmont Industries, Inc. and the Company dated
         January 3, 1997(8)
10.29    Copy of Joint Venture Agreement by and among Schott Corporation, CML
         Fiberoptics, Inc., Electro Fiberoptics Corp., Schott CML Fiberoptics
         LLC, and the Company dated January 28, 1997(9)
10.30    Copy of Stock Purchase Agreement between the Sylvania Lighting
         International B.V. and the Company dated September 8, 1997(10)
10.31 Asset Purchase and Security Agreement dated November 21, 1997 by and among the Company and Solium, Inc. and Pacific Scientific Company(1)
10.32    Acquisition Agreement dated January 7, 1997 between Gustav Bauckner
         GmbH and Alba Speziallampen Holding GmbH(1)
10.33 Amended and Restated Credit Agreement dated as of October 30, 1997 and amendments thereto(1)
10.34    Framework Agreement for Supply Contracts between Osram GmbH and EDIL
         International Lighting B.V.(1)
10.35    Amended and Restated Intellectual Property Allocation and License
         Agreement dated August 6, 1992 among EDIL International Lighting B.V.
         and Osram Acquisition Corporation and Osram GmbH(1)
10.36    Supply contract dated February 19, 1985 between Osram and Sylvania(1)
10.37    Purchase Agreement dated March 4, 1996 between Philips Lighting B.V.
         and Sylvania N.V.(1)
10.38    Settlement Agreement dated August 14, 1997 between Sylvania Lighting
         International B.V. and Osram GmbH(1)
10.39    Framework Agreement dated as of January 29, 1997 between Osram
         Sylvania Products, Inc. and Osram Sylvania and Sylvania Lighting
         International B.V.(1)
10.40    Agreement dated June 6, 1982 between Emgo and GTE Sylvania(1)
10.41    Employment agreement between the Company and Mr. Frank Ward(1)
10.42    Employment agreement between the Company and Mr. Richard Parenti(1)
10.48    Employment agreement between the Company and Mr. Fredrick Howard(1)
21.1     List of subsidiaries*
23.1(a)  Consent of Ernst & Young LLP*
23.1(b)  Consent of Hards Pearson*
27.1     Financial Data Schedule (for SEC use only)*

---------

*        Filed herewith

(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 333-49287

(2) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-90416.

(3) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended December 3, 1995, File No. 0-25848.

(4) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended March 3, 1996, File No. 0-25848.

(5) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848.

(6) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated June 14, 1996, File No. 0-25848.

(7) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848.

(8) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated January 30, 1997, File No. 0-25848.

(9) Incorporated by reference to the Exhibits included in the Company's Form 10-K dated December 1, 1996, File No. 0-25848.

(10) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated September 10, 1997, File No. 0-25848.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2000                     SLI, INC.


                                          By: /s/ Frank M. Ward
                                          -------------------------------------
                                          Name:   Frank M.Ward
                                          Title:  President


                                          By: /s/ Richard F. Parenti
                                          -------------------------------------
                                          Name:   Richard F. Parenti
                                          Title:  Vice President-Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                 Date
---------                                 -----                 ----

/s/ Frank M. Ward                         Director              March 21, 2000
-------------------------------
Frank M. Ward

/s/ Donald S. Dewsnap                     Director              March 14, 2000
-------------------------------
Donald S. Dewsnap

/s/ Maurice B. Hare                       Director              March 14, 2000
-------------------------------
Maurice B. Hare

/s/ Frederick B. Howard                   Director              March 14, 2000
-------------------------------
Frederick B. Howard

/s/ Richard Ingram                        Director              March 14, 2000
-------------------------------
Richard Ingram

                                          Director              March ___, 2000
-------------------------------
Andy Smith


                         Report of Independent Auditors


The Board of Directors and Shareholders
SLI, Inc.

We have audited the accompanying consolidated balance sheets of SLI, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 2, 2000, January 3, 1999, and November 30, 1997, and for the month ended January 4, 1998. Our audits also included the financial statement schedule for the years ended January 2, 2000, January 3, 1999, and November 30, 1997, and for the one month ended January 4, 1998, listed in the index at Item 14 (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chicago Miniature Lamp (Canada), Inc., a wholly owned subsidiary, which statements reflect net sales and income before income taxes of approximately $20,891,000 and $3,422,000 and $18,426,000, and $3,406,000, $14,605,000, and $2,671,000, for the years ended January 2, 2000,
January 3, 1999, and November 30, 1997, respectively, and $1,087,000 and $83,000 for the month ended January 4, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Chicago Miniature Lamp (Canada), Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLI, Inc. and subsidiaries at January 2, 2000 and January 3, 1999, and the consolidated results of their operations and their cash flows for the years ended January 2, 2000, January 3, 1999, and November 30, 1997, and for the month ended January 4, 1998 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the years ended January 2, 2000, January 3, 1999, and November 30, 1997, and for the month ended January 4, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               Ernst & Young LLP

                                               /s/ Ernst & Young LLP




Chicago, Illinois
February 11, 2000

                           SLI, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                  January 2 2000     January 3 1999
                                                                                 ------------------------------------
Assets:
   Current assets:
     Cash and cash equivalents                                                         $ 25,848          $ 27,390
     Accounts receivable, less allowances for doubtful accounts of
       $6,785 in 2000 and $9,369 in 1999                                                195,881           160,582
     Inventories                                                                        180,910           149,453
     Prepaid expenses and other                                                          19,222            15,735
                                                                                 ------------------------------------
Total current assets                                                                    421,861           353,160

Property, plant, and equipment, net                                                     350,478           341,210
Other assets:
   Goodwill, net of accumulated amortization                                             49,887            38,353
   Other intangible assets, net of accumulated amortization                              29,444            29,091
   Other                                                                                 15,214            13,649
                                                                                 ------------------------------------
Total assets                                                                           $866,884          $775,463
                                                                                 ====================================
Liabilities and stockholders' equity:
   Current liabilities:
     Short-term notes payable                                                          $ 60,505          $ 28,086
     Current portion of long-term debt                                                      760             1,788
     Accounts payable                                                                   113,673           121,484
     Accrued expenses                                                                    92,118           100,778
     Income taxes payable                                                                 9,731             3,234
                                                                                 ------------------------------------
Total current liabilities                                                               276,787           255,370

Long-term debt, less current portion                                                    164,160           238,530
Other liabilities:
   Deferred income taxes                                                                  5,815            10,952
   Pension liability                                                                     27,723            25,558
   Other long-term liabilities                                                           18,382            27,243
                                                                                 ------------------------------------
Total other liabilities                                                                  51,920            63,753

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value - Authorized - 5,000,000 shares, none
     issued and outstanding                                                                   -                 -
   Common stock, $.01 par value - Authorized - 100,000,000 shares - Issued
     - 34,566,388 and 29,346,498 shares in 2000 and 1999, respectively                      346               293
   Common stock to be issued                                                             15,287             8,419
   Additional paid-in capital                                                           278,947           131,399
   Retained earnings                                                                    116,012            77,703
   Cumulative translation adjustment                                                    (31,741)            4,080
   Less: Treasury stock at cost, 450,000 and 315,900 shares in 2000
     and 1999                                                                            (4,834)           (4,084)
                                                                                 ------------------------------------
Total stockholders' equity                                                              374,017           217,810
                                                                                 ------------------------------------
Total liabilities and stockholders' equity                                             $866,884          $775,463
                                                                                 ====================================

The accompanying notes are an integral part of these financial statements.

                           SLI, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                (Dollars in Thousands, Except Per Share Amounts)


                                                                 Year ended
                                            ------------------------------------------------------   Month ended
                                                January 2          January 3        November 30       January 4
                                                  2000               1999              1997             1998
                                            ----------------------------------------------------------------------
                                                                                                      (Note 2)
Net sales                                   $       874,823       $   773,068       $   329,959     $    53,866
Cost of products sold                               630,106           533,484           231,933          40,199
                                            ----------------------------------------------------------------------
Gross margin                                        244,717           239,584            98,026          13,667

Selling, general, and administrative
   expenses                                         183,632           178,235            65,549          14,004
Restructuring costs                                   2,300             2,022             5,115               -
                                            ----------------------------------------------------------------------
Operating income (loss)                              58,785            59,327            27,362            (337)

Other (income) expenses:
   Interest expense                                  16,266            17,809             5,238           1,312
   Interest income                                     (913)             (917)           (4,082)           (106)
   Other, net                                        (1,765)            1,247            (2,326)           (471)
                                            ----------------------------------------------------------------------
Income (loss) before income taxes                    45,197            41,188            28,532          (1,072)
Income taxes                                          6,888             8,156             7,591            (525)
                                            ----------------------------------------------------------------------
Net income (loss)                           $        38,309       $    33,032       $    20,941     $      (547)
                                            ======================================================================
Net income (loss) per common share -
   Basic                                    $          1.19       $      1.14       $       .73     $      (.02)
                                            ======================================================================
Weighted-average shares outstanding -
   Basic                                         32,289,924        28,898,124        28,760,505      28,658,634
                                            ======================================================================
Net income (loss) per common share -
   Dilutive                                 $          1.14       $      1.10       $       .71     $      (.02)
                                            ======================================================================
Weighted-average shares outstanding -
   Dilutive                                      33,501,453        30,131,604        29,330,889      29,298,133
                                            ======================================================================

The accompanying notes are an integral part of these financial statements.

                           SLI, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                             (Dollars in Thousands)


                                        Common Stock
                                    ----------------------
                                                          Common
                                       Number              stock   Additional                    Cumulative
                                         of        Par     to be    Paid-in  Treasury  Retained  Translation
                                       Shares     Value   issued    Capital    Stock   Earnings  Adjustment  Total
                                    ---------------------------------------------------------------------------------
Balance at December 1, 1996          29,186,690    $292   $     -   126,005   $     -  $ 24,277  $    590  $151,164
Net income                                    -       -         -         -         -    20,941         -    20,941
Translation adjustment                        -       -         -         -         -         -     1,787     1,787
                                                                                                          -----------
   Comprehensive income                       -       -         -         -         -         -         -    22,728
Issuance of common stock:
   Additional offering costs                  -       -         -      (212)        -         -         -      (212)
   Acquisition                            4,500       -         -       100         -         -         -       100
   Exercise of stock options            111,606       1         -       942         -         -         -       943
Purchase of 643,345 shares for
   treasury                                   -       -         -         -    (8,672)        -         -    (8,672)
                                    ---------------------------------------------------------------------------------
Balance at November 30, 1997         29,301,979     293         -   126,835    (8,672)   45,218     2,377   166,051
Net income                                    -       -         -         -         -      (547)        -      (547)
Translation adjustment                        -       -         -         -         -         -    (3,210)   (3,210)
                                                                                                          -----------
Comprehensive income (loss)                   -       -         -         -         -         -         -    (3,757)
                                    ---------------------------------------------------------------------------------
Balance at January 4, 1998           29,302,796     293         -   126,835    (8,672)   44,671      (833)  162,294
Net income                                    -       -         -         -         -    33,032         -    33,032
Translation adjustment                        -       -         -         -         -         -     4,913     4,913
                                                                                                          -----------
Comprehensive income                          -       -         -         -         -         -         -    37,945
Issuance of common stock:
   Acquisitions                         680,000       7     8,419    12,591         -         -         -    21,017
   Exercise of stock options            295,947       2         -     3,770         -         -         -     3,772
Purchase 604,800 shares for
     treasury                                 -       -         -         -    (7,218)        -         -    (7,218)
Retire treasury shares                 (932,245)     (9)        -   (11,797)   11,806         -         -         -
                                    ---------------------------------------------------------------------------------
Balance at January 3, 1999           29,346,498     293     8,419   131,399    (4,084)   77,703     4,080   217,810
Net income                                    -       -         -         -         -    38,309         -    38,309
Translation adjustment                        -       -         -         -         -         -   (35,821)  (35,821)
                                                                                                          -----------
Comprehensive income                          -       -         -         -         -         -         -     2,488
Issuance of common stock:
   Public offering, net
     of offering costs                6,000,000      60         -   153,403         -         -         -   153,463
   Acquisitions                         480,189       5     6,868    12,572         -         -         -    19,445
   Exercise of stock options            542,118       6         -     5,766         -         -         -     5,772
Purchase 1,936,517 shares for
   treasury                                   -       -         -         -   (24,961)        -         -   (24,961)
Retire treasury shares               (1,802,417)    (18)        -   (24,193)   24,211         -         -         -
                                    ---------------------------------------------------------------------------------
Balance at January 2, 2000           34,566,388    $346   $15,287  $278,947   $(4,834) $116,012  $(31,741) $374,017
                                    =================================================================================

The accompanying notes are an integral part of these financial statements.

                           SLI, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                     Year ended
                                                     -------------------------------------------  Month ended
                                                       January 2       January 3   November 30     January 4
                                                         2000            1999         1997           1998
                                                     ---------------------------------------------------------
Operating activities:
   Net income (loss)                                    $ 38,309       $33,032       $ 20,941      $   (547)
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                      23,404        17,280          7,252         1,462
       Deferred income taxes                              (3,260)          470         (3,094)         (566)
       Changes in operating assets and liabilities:
         Accounts receivable                             (32,812)        2,361        (15,597)        7,141
         Inventories                                     (28,700)      (14,009)           695        (2,709)
         Prepaid expenses and other                       (2,096)        1,715           (182)      (12,628)
         Accounts payable                                 (9,180)        2,084         21,051        (8,292)
         Accrued expenses                                 (9,957)      (14,555)        (4,669)         (988)
         Income taxes payable                              7,032         1,268         (1,825)          (45)
         Stockholder payable/receivable                        -           (53)           594           303
         Other long-term liabilities                      (1,161)      (12,012)         5,617        (1,778)
                                                     ---------------------------------------------------------
Net cash (used in)  provided by operating activities     (18,421)       17,581         30,783       (18,647)

Investing activities:
   Purchases of property, plant, and equipment           (51,018)      (48,970)       (23,116)       (1,966)
   Proceeds from disposal of property, plant, and
     equipment                                               481         2,529              -             -
   Proceeds from sale of other investments                   332             -              -             -
   Acquisitions, net of cash acquired                     (8,285)      (27,721)      (165,325)            -
                                                     ---------------------------------------------------------
Net cash used in investing activities                    (58,490)      (74,162)      (188,441)       (1,966)

Financing activities:
   Net borrowings (repayments) of short term debt         27,997           313         (4,541)          858
   Net borrowings (repayments) of revolving credit
     line                                                (78,561)       50,494        183,375             -
   Proceeds from long-term debt                              412         7,214          5,730        (1,089)
   Payments of long-term debt                             (5,820)      (22,967)       (52,128)            -
   Payment of deferred financing costs                    (1,556)            -         (2,616)            -
   Proceeds from issuance of common stock - Net
     of offering costs                                   153,475             -           (212)            -
   Repurchase of shares for treasury                     (24,962)       (7,218)        (8,672)            -
   Exercise of stock options                               6,451         3,079            943             -
                                                     ---------------------------------------------------------
Net cash provided by (used in) financing activities       77,436        30,915        121,879          (231)
Effect of exchange rate changes on cash                   (2,067)          484            168             -
                                                     ---------------------------------------------------------
Net decrease in cash and cash equivalents                 (1,542)      (25,182)       (35,611)      (20,844)
Cash and cash equivalents, beginning of year              27,390        52,572        109,027        73,416
                                                     ---------------------------------------------------------
Cash and cash equivalents, end of year                  $ 25,848       $27,390       $ 73,416      $ 52,572
                                                     =========================================================
Supplemental disclosure of cash flow information
 Cash paid for:
     Interest                                           $ 16,306       $18,120       $  2,097      $      -
     Income taxes                                       $  3,229       $ 4,138       $  7,447      $  1,510

The accompanying notes are an integral part of these financial statements.

                           SLI, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Organization and Acquisitions

SLI, Inc. (an Oklahoma corporation) and subsidiaries (collectively, the Company) operates in a single business segment and is a vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures, and ballasts. Through its 23 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer and supplier of a wide variety of lighting products, including lamps, (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's, and special lamps), fixtures, magnetic and electronic ballasts, and fiber optic lighting systems. The Company serves a diverse, international customer base and at January 2, 2000, had 32 manufacturing plants in 13 countries.

SLI, Inc. acquired 4 companies in 1999 for approximately $7.5 million in cash and 428,182 common shares newly issued and 417,384 common shares to be issued (common shares valued at a total of approximately $21.1 million) and the assumption of approximately $2.5 million of liabilities. Two of these purchase agreements require contingent purchase price adjustments if certain conditions are met, including management retention for a period of time, increased pre-tax income and new business revenue. These amounts will be recorded as additional purchase price when the related contingency is resolved. No contingent purchase price had been paid or recorded at January 2, 2000. Additionally, the Company acquired the remaining outstanding common stock of a 1998 acquisition for $3.0 million in cash.

In 1998, the Company acquired 6 companies for approximately $31.9 million in cash and 680,000 common shares newly issued in 1998 and 112,500 common shares newly issued in 1999 and 112,500 common shares to be issued, valued at approximately $21.0 million and the assumption of approximately $27 million in liabilities. In connection with one of the 1998 acquisitions, 100,000 shares (valued at approximately $2.5 million) were held in escrow pending the completion of an audit of the net working capital of the acquired company. Upon finalization in 1999 of the purchase accounting, 42,107 shares were issued (valued at approximately $900,000) and the adjustment was recorded as a reduction in goodwill. In 1997, the Company acquired 4 companies for approximately $187.1 million in cash and the assumption of approximately $1.4 million of liabilities.

                           SLI, Inc. and Subsidiaries

1. Organization and Acquisitions (continued)

These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated values of the net assets acquired, in the amount of $14.6 million, $33.7 million and $800,000 in 1999, 1998 and 1997, respectively, has been recorded in goodwill and is to be amortized over the estimated useful lives.

The largest acquisition occurred in 1997, when the Company acquired all the outstanding capital stock of Sylvania Lighting International, B.V. and its subsidiaries (SLI B.V.) for $161.5 million in cash financed with the Company's cash and the Company's credit facility (Note 4).

Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis, assuming the companies acquired in 1997 had been consolidated since December 2, 1996 (dollars in thousands, except per share amounts):


                                                               Year ended
                                                               November 30
                                                                   1997
                                                             ----------------
         Net sales                                               $755,364
         Net income                                                22,264
         Net income per share                                         .77

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made as of December 2, 1996. Pro forma data has not been presented for 1999 and 1998 because the effect of the 1999 and 1998 acquisitions on operations was not significant.

                           SLI, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Fiscal Year

In January 1998, the Company changed its financial reporting year-end to the Sunday nearest to December 31 of each year. Previously, the fiscal year ended the Sunday nearest December 1. Accordingly, the accompanying statements of operations, stockholders' equity and cash flows include results for the one month transition period ending January 4, 1998. All references herein for the years 1997, 1998, and 1999 represent the fiscal years ended November 30, 1997, January 3, 1999, and January 2, 2000.

Reclassifications

Certain amounts in the fiscal 1998 and 1997 financial statements have been reclassified to conform with the fiscal 1999 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues from product sales are recognized at the time of shipment. Revenue under long-term contracts is accounted for using the percentage of completion method. Under this method, revenue is recognized as work progresses in the ratio that costs incurred bear to estimated total costs. The excess of amounts billed are classified as current assets and amounts billed in excess of revenues recognized to date are classified as current liabilities. Any anticipated losses on contracts are charged to earnings when identified.

                           SLI, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined by the first in, first out (FIFO) method, or market. Inventories consist of the following (dollars in thousands):


                                                January 2       January 3
                                                  2000             1999
                                            --------------------------------
         Raw materials                          $ 46,358        $ 35,638
         Work in process                          14,995          17,389
         Finished goods                          119,557          96,426
                                            --------------------------------
                                                $180,910        $149,453
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

                           SLI, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired related to the business acquisitions described in Note 1. Goodwill is amortized on a straight-line basis over the estimated useful life which ranges from 25 to 40 years. Accumulated amortization is approximately $2,359,000 and $855,000 at January 2, 2000 and January 3, 1999, respectively. Amortization expense was approximately $1,703,000, $253,000, and $216,000, for fiscal 1999, 1998, and 1997, respectively and $9,000 for the one month ended January 4, 1998. The Company continually reviews its goodwill for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In performing the review for collectibility, the Company estimates the future cash flows expected to result from the use of the goodwill. If the sum of the expected future cash flow (undiscounted and without interest charges) is less than the carrying amount of the goodwill, an impairment loss is recognized. Measurement of an impairment loss for goodwill that the Company expects to hold and use is based on the excess of the carrying value over its fair value. To date, there have been no adjustments to the carrying amounts of goodwill resulting from these evaluations.

Other Intangible Assets

Other intangible assets include the fair value of engineering technology, patents, noncompete, and other agreements associated with the acquisitions described in Note 1. The intangibles are being amortized using the straight-line method over their respective useful lives or contract periods, which range from 3 to 25 years. Amortization expense was approximately $1,431,000, $684,000, and $480,000, for fiscal 1999, 1998, and 1997, respectively and $57,000 for the one month ended January 4, 1998. Other intangible assets, net of accumulated amortization consists of (dollars in thousands):


                                                   January 2       January 3
                                                     2000             1999
                                                  ----------------------------
    Engineering technology                          $25,346         $24,433
    Patents and non-compete agreements                7,139           7,763
                                                  ----------------------------
                                                     32,485          32,196
    Less: Accumulated amortization                    3,041           3,105
                                                  ----------------------------
                                                    $29,444         $29,091
                                                  ============================

                           SLI, Inc. and Subsidiaries

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

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense. Upon termination of interest rate swap agreements, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.

Research and Development

Research and development costs are charged to operations in the year incurred and totaled $7,355,000, $7,533,000, and $1,926,000 for fiscal 1999, 1998, and
1997, respectively and $628,000 for the one month ended January 4, 1998.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense for 1999, 1998, and 1997 was approximately $9,995,000, $10,500,000, and
$4,535,000, respectively.

                           SLI, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax bases of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. Tax benefits subsequently realized which are related to deferred tax assets with a valuation allowance recorded in connection with a business acquisition will first reduce goodwill and other noncurrent assets related to the acquisition to zero and any remaining tax benefit will be accounted for in the current statement of operations.

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

Treasury Stock

The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At January 2, 2000, a total of 3,184,662 shares have been repurchased under these plans. Retirements of treasury stock totaled 2,734,662 shares as of January 2, 2000.

Stock Split

On February 11, 1998, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend was paid on March 6, 1998 to shareholders of record February 23, 1998.

All share and per share data have been adjusted to reflect this stock split as of the earliest period presented.

                           SLI, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:


                                      1999             1998              1997
                                   ---------------------------------------------
         Basic                     32,289,924       28,898,124        28,760,505
         Diluted                   33,501,453       30,131,604        29,330,889

The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

The following stock options are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price:


                                       1999             1998             1997
                                     -----------------------------------------
         Stock options               795,302          181,606             -

                           SLI, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Adoption of Accounting Principles

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) is required to be adopted in fiscal years beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

3. Property, Plant, and Equipment

Property, plant, and equipment consists of the following:


                                                       January 2         January 3
                                                         2000              1999
                                                     ------------------------------
                                                         (Dollars in Thousands)
         Land                                          $ 10,398          $ 11,810
         Buildings and improvements                      67,396            70,545
         Machinery and equipment                        284,130           268,442
         Molds                                           22,839            14,460
         Furniture and fixtures                           5,640             6,058
                                                     ------------------------------
                                                        390,403           371,315
         Less: Accumulated depreciation                  39,925            30,105
                                                     ------------------------------
                                                       $350,478          $341,210
                                                     ==============================

Depreciation expense was approximately $20,270,000, $16,175,000, and $6,500,000 for fiscal 1999, 1998, and 1997, respectively, and $1,167,000 for the one month ended January 4, 1998, respectively.

                           SLI, Inc. and Subsidiaries

4. Debt

Long-Term Debt

Long-term debt consists of the following:


                                                                   January 2          January 3
                                                                     2000               1999
                                                               ------------------------------------
                                                                       (Dollars in Thousands)
         Revolving credit facility                                  $156,436          $229,749
         Other debt                                                    8,484            10,569
                                                               ------------------------------------
                                                                     164,920           240,318
         Less: Current portion                                           760             1,788
                                                               ------------------------------------
         Total long term debt                                       $164,160          $238,530
                                                               ====================================

The Company has an existing credit facility which provides for a $500 million multi-currency revolving credit facility, including a $200 million 364-day revolving credit facility, a $15 million swing-line loan facility and a $50 million letter of credit facility. Borrowings under this agreement are limited to a borrowing base as defined in the agreement and totaled $156,436,000 at January 2, 2000. Available borrowings at January 2, 2000 were $115,414,000. The 364 day revolving credit facility matures October 28, 2000 and the remaining facility terminates and is payable in full October 29, 2004. At the Company's option, the U.S. dollar loans bear interest at LIBOR (6.50% at January 2, 2000) plus a margin, or an adjusted base rate (8.50% at January 2, 2000) plus a margin, payable quarterly. Foreign-denominated loans bear interest at local spot rates. The interest margin of 1.0% for LIBOR loans and 0.0% for prime loans at January 2, 2000 fluctuates on the Company's leverage ratio. The agreement provides for a quarterly commitment fee, based on the Company's leverage ratio as it relates to the available portion of the commitment (25.0 basis points on the revolver and 20.0 basis points on the 364-day revolving credit facility at January 2, 2000). Mandatory prepayments are required upon the occurrence of additional debt, or offering of equity, as defined in the agreement.

The Company is required to comply with a number of affirmative and negative covenants under its credit agreements. Among other things, the credit agreements require the Company to satisfy certain financial tests and ratios (including minimum interest coverage ratios, minimum fixed charge coverage, maximum leverage ratios, and minimum net worth requirements).

                           SLI, Inc. and Subsidiaries

4. Debt (continued)

At January 2, 2000, long-term debt includes $8,038,000 denominated in Euro, $3,001,000 denominated in Belgian Francs, $6,740,000 denominated in Deutsche Marks (all bearing interest at 4.45% per annum), $4,935,000 denominated in British Pounds (bearing interest at 6.85% per annum) and $13,722,000 in Japanese Yen (bearing interest at 1.323% per annum) under the credit agreement.

At January 2, 2000, the Company had outstanding letters of credit totaling $1,651,000.

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt (Note 13).

Interest expense was $16,266,000, $17,809,000, and $5,238,000, for fiscal 1999,
1998, and 1997, respectively and $1,312,000 for the one month period ended January 4, 1998.

As of January 2, 2000, annual debt principal payments required were as follows (dollars in thousands):


         2000                                                $    760
         2001                                                   2,553
         2002                                                     711
         2003                                                     328
         2004                                                 157,935
         Thereafter                                             2,633
                                                             --------
                                                             $164,920
                                                             ========

Short-Term Debt

Short-term borrowings in the amounts of approximately $60.5 million and $28.1 million at January 2, 2000 and January 3, 1999, respectively, primarily consisted of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding at January 2, 2000 and January 3, 1999 was 6.2% and 8.4%, respectively. No material compensating balances are required or maintained.

                           SLI, Inc. and Subsidiaries

5. Income Taxes

The following is a summary of income (loss) before income taxes (dollars in thousands):


                                                  Year ended
                                   -----------------------------------------------     Month ended
                                    January 2        January 3        November 30       January 4
                                      2000              1999             1997              1998
                                   ---------------------------------------------------------------
Domestic operations                 $(7,289)         $(5,249)          $14,005          $(1,170)
Foreign operations                   52,486           46,437            14,527               98
                                   ---------------------------------------------------------------
                                    $45,197          $41,188           $28,532          $(1,072)
                                   ===============================================================

The following is a summary of the provision (benefit) for income taxes (dollars in thousands):


                                                Year ended
                           ------------------------------------------------------    Month ended
                                 January 2        January 3        November 30        January 4
                                   1999              1999              1997              1998
                           -----------------------------------------------------------------------
Federal:
   Current                      $     572          $(1,050)          $ 7,729            $(307)
   Deferred                           105              390            (3,002)             (28)
                           -----------------------------------------------------------------------
                                      677             (660)            4,727             (335)
State:
   Current                             30             (295)            1,005              (27)
   Deferred                             5               16              (413)              (3)
                           -----------------------------------------------------------------------
                                       35             (279)              592              (30)
Foreign:
   Current                          6,355            7,800             1,951             (249)
   Deferred                          (179)           1,295               321               89
                           -----------------------------------------------------------------------
                                    6,176            9,095             2,272             (160)
                           -----------------------------------------------------------------------
                                $   6,888          $ 8,156           $ 7,591            $(525)
                           =======================================================================

The Company's manufacturing facility in Costa Rica is operated under a tax holiday, which expires in 2005. The impact of this tax holiday was an increase to net income of $1,385,000 or $.04 per share-basic for fiscal 1999, $905,000 or $.03 per share-basic for fiscal 1998, and $1,393,000 or $.05 per share-basic for fiscal 1997.

                           SLI, Inc. and Subsidiaries

5.  Income Taxes (continued)

A reconciliation between the provision (benefit) for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows (dollars in thousands):


                                                                   Year ended                 Month ended
                                                  -------------------------------------------
                                                      January 2     January 3    November 30   January 4
                                                         2000          1999          1997         1998
Computed federal tax provision (benefit) at
   U.S. statutory rates                               $ 15,819       $14,416       $9,986        $(375)
 Increase (decrease) in taxes resulting from:
   Amortization of goodwill                                567            70          118           30
   Nonstatutory stock options                             (575)         (880)        (185)           -
   State income taxes (benefit), net of
     federal benefit (taxes)                                 -          (130)         396          (70)
   Effect of different income taxes of other
     countries                                          (6,238)       (2,400)        (573)        (381)
   Net operating losses not benefited                    2,451         1,276            -          271
   Utilization of net operating loss carryforwards      (5,136)       (4,196)      (2,211)           -
   Other                                                     -             -           60            -
                                                  ---------------------------------------------------------
                                                      $  6,888       $ 8,156       $7,591        $(525)
                                                  =========================================================

The significant items comprising net deferred tax liabilities are as follows (dollars in thousands):


                                                                            January 2         January 3
                                                                               2000              1999
                                                                      ------------------------------------
Assets:
   Net operating loss carryforwards                                         $ 35,861          $ 45,565
   Reserves                                                                      263             1,063
   Accruals                                                                    2,559             1,019
   Other                                                                       2,003             1,717
                                                                      ------------------------------------
  Total assets                                                                40,686            49,364

 Liabilities:
   Accelerated tax depreciation                                              (11,879)          (11,521)
   Other                                                                      (1,080)           (4,391)
                                                                      ------------------------------------
 Total liabilities                                                           (12,959)          (15,912)
                                                                      ------------------------------------
                                                                              27,727            33,452
 Less: Valuation allowance for net operating loss carryforwards              (33,542)          (44,404)
                                                                      ------------------------------------
 Net deferred tax liabilities                                               $ (5,815)         $(10,952)
                                                                      ====================================

                           SLI, Inc. and Subsidiaries

5. Income Taxes (continued)

For tax purposes, the Company had available at January 2, 2000, net operating loss carryforwards for foreign tax purposes of approximately $101,956,000.

The expiration dates of operating loss carryforwards at January 2, 2000, are as follows (dollars in thousands):


         2000                                             $  5,208
         2001                                                4,162
         2002                                                2,114
         2003                                                5,193
         2004                                                1,571
         Thereafter                                          7,979
         No expiration date                                 75,729
                                                       --------------
                                                          $101,956
                                                       ==============

6. Accrued Expenses

Accrued expenses consist of the following:


                                              January 2         January 3
                                                2000               1999
                                           ----------------------------------
                                                 (Dollars in Thousands)
Payroll and related expenses                   $ 24,618         $  29,013
Warranty and customer rebates                    18,728            22,159
Restructuring expenses                              896             6,552
Value-added taxes payable                         7,654             5,327
Other                                            40,222            37,727
                                           ----------------------------------
                                               $ 92,118         $ 100,778
                                           ==================================

7. Related Party Transactions

At January 2, 2000, the Company has a note receivable of $3,773,000 due from Schott-Fostec LLC a joint venture in which the Company holds 40%. The note matures on April 30, 2004 and bears interest at the rate of 7% per annum. The balance of the note receivable is included in other assets in the consolidated balance sheet at January 2, 2000.

                           SLI, Inc. and Subsidiaries

8. Restructuring

Restructuring of existing operations

In fiscal 1997, the Company approved restructuring plans which resulted in charges of approximately $5.1 million, including $3.5 million of severance costs. This restructuring included the plant closure, personnel termination, and asset liquidation of a lamp-making operation in the United Kingdom (U.K.), which became redundant due to the SLI B.V. acquisition. The facility's land and building were sold, and the equipment was sold or scrapped. Employee severance cost at the Company's U.K. machinery making operation resulted from the downsizing due to the duplication of functions after the SLI B.V. acquisition. Additionally, the Company's leased Chicago, Illinois warehouse and distribution location was closed and personnel were terminated. Also, the Company's Pauls Valley, Oklahoma manufacturing operation was considered redundant in light of the SLI B.V. acquisition and the lamp making equipment was disposed of and the building held pending rehabilitation for an undesignated future use. Severance costs of $3.5 million included the elimination of redundancies of 92 employees at the U.K. lamp making location, 67 employees at the U.K. machinery making location, and 23 employees at the Chicago, Illinois location. The restructuring plan was completed in 1998 and restructuring accruals were fully utilized.

In fiscal 1998, the Company developed and approved restructuring plans for existing operations which resulted in charges of $2.0 million. The restructuring plans included closure costs associated with the Company's Colombia lamp manufacturing operations and the Company's U.K. machinery making operation. Included in these costs were the net effect of severance costs totaling $600,000 and the write-off of lamp making equipment disposed of totaling $1.1 million. Severance costs relate to the elimination of 171 employees at the Company's Colombia operation. This restructuring plan was completed in 1998 and restructuring accruals were fully utilized. The results of operations of the activities which will not be continued were not significant to the consolidated financial statements.

                           SLI, Inc. and Subsidiaries

8. Restructuring (continued)

In fiscal 1999, the Company developed and approved a restructuring plan for existing operations which resulted in charges of $2.3 million. The restructuring plan included severance of $1.8 million and $500,000 of other costs. Severance costs related to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are related to the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease and the cost to relocate employees. The restructuring plan was completed in 1999 and the restructuring accruals were fully utilized.

Restructuring of acquired operations

In connection with the purchase price accounting for the acquisition of SLI B.V., effective September 1, 1997, the Company approved a restructuring plan, which resulted in reorganization accruals of $25.0 million ($16.8 million of severance costs and $8.2 million of other costs). Approximately $8 million ($3.9 million of severance costs and $4.1 million of other costs) of the amount initially recorded was reversed in fiscal 1998 through an adjustment to property, plant, and equipment. The remaining purchase liabilities recorded include the following:

(i) Severance costs of $12.9 million include the termination of 180 employees in Europe, 268 employees in Latin America, 19 employees in Australia, and 28 employees in Asia. Approximately $12.3 million of severance costs were paid as of January 2, 2000.

(ii) Costs of $4.1 million are associated with the closure of leased warehouse and administrative facilities. These costs represent remaining payments on non-cancelable operating leases (which expire in fiscal 2000), costs to return the facilities to the condition at the outset of the lease, the write-off of the remaining net book value of leasehold improvements, and the cost to relocate employees. Accrued lease costs are for costs to be incurred subsequent to the Company vacating the facilities. The warehouse closures occurred in France, Belgium, and Scandinavia and the administrative office closures occurred in Switzerland, France, Austria, and Benelux. The accrual had been fully utilized as of January 2, 2000.

9. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating lease and sublease agreements that expire at various dates from the current year to 2010. As of January 2, 2000, the aggregate minimum future commitments under operating leases are as follows (dollars in thousands):


         2000                                       $10,081
         2001                                         6,888
         2002                                         4,874
         2003                                         4,253
         2004                                         2,863
         Thereafter                                   3,855
                                                   ----------
                                                    $32,814
                                                   ==========

Rent expense for fiscal 1999, 1998, and 1997, was approximately $10,600,000, $10,622,000, and $2,846,000, respectively, and $238,000 for the one month ended January 4, 1998.

10. Stock Option Plans

The Company's Board of Directors has approved amended stock option plans for up to 6,000,000 shares of common stock. The first plan provides for the granting of both incentive stock options (as defined in section 422 of the Internal Revenue
Code) and nonqualified stock options. The second plan provides for the granting of incentive stock options to employees outside the U.S. and Canada, and certain other persons. Options may be granted under the plans on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of 10 years from the date of grant.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for the use in valuing employee stock options. Pro forma

                           SLI, Inc. and Subsidiaries
information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 3, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 1998, and 1997, respectively: weighted-average risk-free interest rates of 5.9%, 5.3%, and 6.1%, no dividend yield; and a weighted-average expected life of the option of 7 years. The volatility factor was assumed to be .8. for fiscal 1999 and and .3 for fiscal 1998 and 1997.

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 3, 1995, its pro forma impact will not be fully reflected until 2001. The Company's pro forma net income and pro forma net income per share - basic and net income per share - dilutive would be $30,435,000, $.94, and $.91, $21,912,000, $.76, and $.73; and $18,248,000, $.63, and $.62 for the years ended
January 2, 2000, January 3, 1999, and November 30, 1997, respectively.

                           SLI, Inc. and Subsidiaries

10. Stock Option Plans (continued)

The table below summarized option activity through January 2, 2000:


                                                                                         Weighted-Average
                                                                          Range of           Exercise
                                                Number of Options         Exercise            Price
                                                                           Prices
                                                ---------------------------------------------------------
Outstanding at December 1, 1996                        553,351         $  5.555-15.554       $10.474
Options granted during 1997                          3,297,700           12.917-19.917        17.822
Options exercised during 1997                         (111,606)           5.555-12.667         8.449
Options canceled during 1997                           (46,802)          12.667-15.167        14.125
                                                ------------------
Outstanding at November 30, 1997                     3,692,643            5.555-19.917        17.051
Options canceled during the month
   ended January 4, 1998                               (15,000)                 13.000        13.000
                                                ------------------
Outstanding at January 4, 1998                       3,677,643            5.555-19.917        17.067
Options granted during 1998                          2,912,100            9.938-33.688        12.520
Options exercised during 1998                         (295,947)           5.555-18.667        11.877
Options canceled during 1998                        (2,599,001)           9.938-33.688        18.054
                                                ------------------
Outstanding at January 3, 1999                       3,694,795            5.555-32.417        13.206
Options granted during 1999                            871,923            9.938-32.380        20.338
Options exercised during 1999                         (542,118)           5.555-29.625        10.616
Options canceled during 1999                          (237,600)           9.938-29.625        15.504
                                                ------------------
Outstanding at January 3, 2000                       3,787,000            5.555-32.417        15.064
                                                ==================

Information with respect to stock options outstanding and stock options exercisable at January 2, 2000 follows:


                                                               Options Outstanding
                                        ---------------------------------------------------------------
                                        Number Outstanding at      Weighted-Average
                                           January 2, 2000      Remaining Contractual  Weighted-Average
         Range of Exercise Prices                                       Life            Exercise Price
-------------------------------------------------------------------------------------------------------
             $  5.555-10.000                  2,085,000              8.83 years             $ 9.833
               10.250-16.000                    350,000              6.40 years              11.430
               17.158-24.313                    746,000              7.93 years              19.297
               25.500-32.417                    606,000              9.14 years              29.947
                                        --------------------
                5.555-32.417                  3,787,000              8.66 years              15.064
                                        ====================

                           SLI, Inc. and Subsidiaries

10. Stock Option Plans (continued)


                                                                 Options Exercisable
                                                       -----------------------------------------
                                                              Number             Weighted-
                                                          Exercisable at          Average
        Range of Exercise Prices                          January 2, 2000      Exercise Price
------------------------------------------------------------------------------------------------
               $5.555-10.000                                  616,100             $ 9.579
               10.250-16.000                                   85,000              11.937
               17.158-24.313                                  231,860              18.839
               25.500-32.417                                   34,700              29.770
                                                      ----------------------
                5.555-32.417                                  967,660              12.726
                                                      ======================

The weighted-average grant date fair value of the options granted during fiscal 1999 was $14.836.

11. Employee Benefit Plans

The Company sponsors separate, noncontributory, defined-benefit pension plans (the Plans) covering eligible employees, including employees in foreign countries. The domestic plans cover union employees of SLI, Inc. As a result of the SLI B.V. acquisition in 1997, the Company also has plans covering employees in various foreign locations. The principal locations are Germany, the United Kingdom, and Switzerland. Benefits are based on years of service and compensation. The Company's funding policy is consistent with the funding requirements of Federal law and regulations in the United States and regulations of foreign jurisdictions.

                           SLI, Inc. and Subsidiaries

11. Employee Benefit Plans (continued)

The Plans' fiscal 1999 and 1998 combined funded status (based on the most recent valuations) and the amounts recognized in the accompanying consolidated balance sheets are as follows (dollars in thousands):


                                                                   January 2         January 3
                                                                     2000              1999
                                                              ------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year                          $ 63,223          $ 55,586
   Service cost                                                        2,163             2,011
   Interest cost                                                       3,552             3,820
   Actuarial loss (gain)                                                 558             4,207
   Translation difference                                             (6,442)            1,142
   Benefits paid                                                      (3,753)           (3,543)
                                                              ------------------------------------
   Benefit obligation at end of year                                $ 59,301          $ 63,223
                                                              ====================================

Change in plan assets:
   Fair value of plan assets at beginning of year                   $ 48,701          $ 41,880
   Actual return on plan assets                                        7,102             6,951
   Translation difference                                             (4,727)              332
   Employer contribution                                               2,867             3,081
   Benefits paid                                                      (3,753)           (3,543)
                                                              ------------------------------------
   Fair value of plan assets at end of year                         $ 50,190          $ 48,701
                                                              ====================================


                                                          January 2        January 3
                                                            2000             1999
                                                    ------------------------------------
Funded status of the plan (underfunded)                   $ (9,111)        $(14,522)
Unrecognized transition amount                                   -               80
Unrecognized net actuarial gain (loss)                      (2,799)             822
Unrecognized prior service cost                                  -               16
                                                    ------------------------------------
Accrued benefit cost                                      $(11,910)        $(13,604)
                                                    ====================================

                           SLI, Inc. and Subsidiaries

11. Employee Benefit Plans (continued)

The components of net periodic pension cost are as follows (dollars in thousands):


                                              1999               1998                1997
                                           ---------------------------------------------------
Service cost                                 $2,163             $2,011              $   608
Interest cost                                 3,553              3,820                1,149
Expected return on plan assets               (3,551)            (3,266)                (814)
Net amortization and deferral                    (8)                 -                    -
                                           ---------------------------------------------------
Net pension cost                             $2,157             $2,565              $   943
                                           ===================================================

Assumptions


                                                       1999                1998               1997
                                                   ---------------------------------------------------
Weighted average discount rate                         6.0%                6.0%               6.5%
Expected return on plan assets                     5.0% to 7.5%        5.0% to 7.5%       5.0% to 8.5%
Assumed rate of compensation increase
                                                   2.5% to 10.5%       2.5% to 15%         2.5% to 19%

The aggregate benefits obligation for those plans where the accumulated benefits obligation exceeded the fair value of plan assets was $14,871,000 and $16,451,000 at January 2, 2000 and January 3, 1999, respectively.

The Company also maintained a separate defined-benefit plans for which actuarial valuation was not obtained. This plan was terminated and the net assets of the plan were distributed to the participants in 1999.

Defined-Contribution Plans

The Company sponsors a number of defined-contribution plans. Participation in these plans is available to all U.S. nonunion employees and employees in various other countries. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The Company's expense under these plans was approximately $1,773,000, $2,674,000, and $650,000, for fiscal 1999, 1998, and
1997, respectively.

                           SLI, Inc. and Subsidiaries

12. Capital Stock

In December 1996, the Company amended its Articles of Incorporation to increase the authorized shares of common stock to 100,000,000 shares.

In July 1999, the Company completed a sale of 6,000,000 shares of common stock and received net proceeds of $153,463,000 which were used to reduced long-term debt.

At January 2, 2000, 3,787,000 shares of common stock have been reserved for future issuance upon the exercise of stock options.

13. Fair Value of Financial Instruments

Interest Rate Risk Management

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's amended interest rate swap agreement, which expires August 2, 2000, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month LIBOR. At January 2, 2000, the notional principal amounts of fixed interest rate swap agreements were $40 million having a fixed rate of 5.82%.
The fair value of the swap at January 2, 2000 was $299,000.

In connection with the interest swap agreement, the Company sold an option to the counterparty, whereby the counterparty had the right to terminate the swap agreement on January 29, 1999. This option was not exercised by the counterparty. The fair value of the option at January 3, 1999 was $672,000.

The Company also has a Euro interest rate swap agreement whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement, as amended, expires April 1, 2001. At January 2, 2000, the notional principal amount of the swap agreement was $45 million having a fixed rate of 3.835%. The fair value of the swap at January 2, 2000 was $282,000.

                           SLI, Inc. and Subsidiaries

13. Fair Value of Financial Instruments (continued)

Foreign Exchange Risk Management

The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts (forward contracts). Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in income. Gains and losses on forward contracts hedging firm foreign currency commitments are deferred off-balance-sheet and included as a component of the related transaction when recorded; however, a loss is not deferred if deferral would lead to the recognition of a loss in future periods. The aggregate foreign exchange (losses) gains recorded in fiscal 1999, 1998, and 1997, were approximately $1,549,000, ($330,000), and $1,664,000, respectively.

The forward contracts have maturities of one to 12 months. The counterparties to the Company's forward contracts consist of a number of major international financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis, and management believes they present no significant credit risk to the Company.

The following table summarizes by major currency the contractual amounts of the Company's forward contracts in U.S. dollars. Foreign currency amounts are translated at year-end rates at the respective reporting date. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and "sell" amounts represent the U.S. equivalent of commitments to sell foreign currencies according to local needs in foreign subsidiaries. Some of the forward contracts involve the exchange of two foreign currencies according to local needs in foreign subsidiaries.

At January 2, 2000 and January 3, 1999, the contractual amounts were:


                                         January 2, 2000              January 3, 1999
                                    ------------------------------------------------------
                                        Buy           Sell           Buy           Sell
                                    ------------------------------------------------------
         U.S. dollars                 $ 2,302         $ -          $ 5,096         $ -
         Euro                          12,166           -           20,174           -
                                    ------------------------------------------------------
                                      $14,468         $ -          $25,270         $ -
                                    ======================================================

                           SLI, Inc. and Subsidiaries

13. Fair Value of Financial Instruments (continued)

Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading. The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accruals are a reasonable estimate of their fair value due to the short-term nature of these instruments. The estimated fair value for long-term debt at January 2, 2000 and January 3, 1999, was approximately equal to the carrying amounts at those dates. At January 2, 2000 and January 3, 1999, the carrying value of forward exchange contracts was $(822,000) and $359,000, respectively, and fair value was approximately equal to the carrying amounts.

14. Selected Quarterly Financial Data

The following is a summary of unaudited quarterly financial data for fiscal 1999 and 1998.


                                              First          Second           Third          Fourth
                                             Quarter         Quarter         Quarter        Quarter
                                          -----------------------------------------------------------
                                                     (In Thousands, Except Per Share Data)
1999
Net sales                                    $218,865        $206,047       $216,669       $233,242
Gross margin                                   62,854          61,274         58,206         62,383
Net income                                     12,772           9,360          6,952          9,225
Net income per common share - Basic               .44             .32            .20            .26
Net income per common share - Diluted             .42             .30            .19            .26
Equity                                        205,906         215,832        390,042        374,017

1998
Net sales                                    $192,420        $185,669       $181,957       $213,022
Gross margin                                   58,827          56,572         55,996         68,189
Net income                                      9,117           7,518          6,661          9,736
Net income per common share - Basic               .32             .26            .23            .34
Net income per common share - Diluted             .30             .25            .23            .32

                           SLI, Inc. and Subsidiaries

14. Selected Quarterly Financial Data (continued)

Equity differs from the amounts previously reported in 1999 as a result of the Company reporting the translation adjustment net of tax which is not in accordance with FASB Statement 109. The impact on amounts in 1998 was not material.

15. Geographic Segment Information

Financial Information for the fiscal years 1999, 1998, and 1997 and for the month ended January 4, 1998 summarized by geographic area is as follows (dollars in thousands):


                                                                                                  Month
                                                                                                  ended
                               1999                     1998                     1997             1/4/98
                    ---------------------------------------------------------------------------------------
                       Revenues     Assets     Revenues      Assets     Revenues     Assets      Revenues
United States          $255,348    $242,468    $159,565     $160,172    $129,120    $127,777      $ 9,986
Canada                   20,891      11,177      18,426       10,937      14,605      10,459        1,687
Europe                  477,949     504,842     463,491      491,042     135,719     429,418       31,383
Latin America            73,009      82,428      84,051       87,529      34,894      51,405        6,580
Other                    47,626      25,969      47,535       25,783      15,621      32,602        4,230
                    ---------------------------------------------------------------------------------------
                       $874,823    $866,884    $773,068     $775,463    $329,959    $651,661      $53,866
                    =======================================================================================

16. Noncash Activities

The following discloses noncash investing activities during fiscal 1999, 1998 and 1997 (dollars in thousands):


                                                                     1999              1998            1997
                                                                 ----------------------------------------------
Common shares issued in connection with acquisitions               $12,577           $ 12,591         $    -
Liabilities assumed in connection with acquisitions                 2,553              27,000          1,400

17. Subsequent Event

In January 2000, the board of directors announced the declaration of a $0.10 per share cash dividend payable March 24, 2000 to shareholders of record on March 15, 2000.

                                  [LETTERHEAD]


                                AUDITORS' REPORT


To the Shareholders of
Chicago Miniature Lamp (Canada) Inc.


We have audited the balance sheets of Chicago Miniature Lamp (Canada) Inc. as at January 2, 2000, January 3, 1999, January 4, 1998 and November 30, 1997 and the statements of income, retained earnings and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at January 2, 2000, January 3, 1999, January 4, 1998, and November 30, 1997 and the results of its operations and the changes in its financial position for the periods then ended in accordance with generally accepted accounting principles in the United States.

                                             Hards Pearson

                                             /s/ Hards Pearson
                                             ----------------------------------
                                             Chartered Accountants
Barrie, Canada,
January 28, 2000.

CHICAGO MINIATURE LAMP (CANADA) INC.

                                 BALANCE SHEET

As at January 2, 2000
(with comparative figures as at January 3, 1999)

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                              77,877       99,571      808,245     1,036,934
Accounts receivable                                            3,084,748    2,659,159    2,313,983     2,104,393
Inventory (note 3)                                             2,338,330    1,899,128    1,088,520       955,192
Prepaid expenses                                                  70,900       24,555       34,448        32,094
Due from related parties (note 4)                              2,743,418      782,093           --            --
                                                              ----------   ----------   ----------    ----------
Total current assets                                           8,315,273    5,464,506    4,245,196     4,128,613
Property, plant and equipment (note 5)                         5,035,829    5,522,261    5,639,268     5,623,908
Goodwill (note 6)                                                705,058      716,194      797,430       802,976
                                                              ----------   ----------   ----------    ----------
                                                              14,056,160   11,702,961   10,681,894    10,555,497
                                                              ==========   ==========   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued charges                           2,101,331    1,434,172    1,108,763     1,056,300
Due to related parties (note 4)                                       --           --    1,202,409     1,182,769
Income taxes payable                                              91,022      585,107       83,278        51,483
                                                              ----------   ----------   ----------    ----------
Total current liabilities                                      2,192,353    2,019,279    2,394,450     2,290,552
Deferred income taxes                                          1,427,455    1,372,369    1,347,202     1,348,274
                                                              ----------   ----------   ----------    ----------
Total liabilities                                              3,619,808    3,391,648    3,741,652     3,638,826
                                                              ----------   ----------   ----------    ----------
SHAREHOLDER'S EQUITY
Capital stock (note 7)                                         3,565,000    3,565,000    3,565,000     3,565,000
Unrealized foreign currency translation adjustment (note 8)   (1,040,610)  (1,040,936)    (314,223)     (282,731)
Retained earnings                                              7,911,962    5,787,249    3,689,465     3,634,402
                                                              ----------   ----------   ----------    ----------
Total shareholder's equity                                    10,436,382    8,311,313    6,940,242     6,916,671
                                                              ----------   ----------   ----------    ----------
                                                              14,056,160   11,702,961   10,681,694    10,555,497
                                                              ==========   ==========   ==========    ==========

See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.

                              STATEMENT OF INCOME

Period ended January 2, 2000
(with comparative figures for the period ended January 3, 1999)

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
Net sales                                                     20,890,913   18,149,336   1,027,757     14,136,871
Cost of product sold                                          16,487,678   13,820,376     849,480     10,607,134
                                                              ----------   ----------   ---------     ----------
Gross margin                                                   4,403,235    4,328,960     178,277      3,529,737
Selling, general and administrative expenses                     480,921      416,974      56,018        494,418
                                                              ----------   ----------   ---------     ----------
Income before management fee and income taxes                  3,922,314    3,911,986     122,259      3,035,319
Management fee                                                   500,000      533,015      30,519        381,291
                                                              ----------   ----------   ---------     ----------
Income before provision for income taxes                       3,422,314    3,378,971      91,740      2,654,028
                                                              ----------   ----------   ---------     ----------
Provision for income taxes
  Current                                                      1,260,000    1,146,325      31,519        856,998
  Deferred                                                        37,601      134,862       5,158        123,466
                                                              ----------   ----------   ---------     ----------
                                                               1,297,601    1,281,187      36,677        980,464
                                                              ----------   ----------   ---------     ----------
Net income for the period                                      2,124,713    2,097,784      55,063      1,673,564
                                                              ==========   ==========   =========     ==========

See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.

                         STATEMENT OF RETAINED EARNINGS

Period ended January 2, 2000
(with comparative figures for the period ended January 3, 1999)

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period                        5,787,240    3,689,465    3,634,402     1,960,838
Net income for the period                                     2,124,713    2,097,784       55,063     1,673,564
                                                              ---------    ---------    ---------     ---------
Retained earnings, end of period                              7,911,962    5,787,249    3,689,465     3,634,402
                                                              =========    =========    =========     =========

See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.

                            STATEMENT OF CASH FLOWS

Period ended January 2, 2000
(with comparative figures for the period ended January 3, 1999)

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income for the period                                      2,124,713    2,097,784       55,063     1,673,564
Add charges not resulting in a current
  outlay of cash
  Depreciation and amortization                                  501,019      462,552       39,059       426,456
  Deferred income taxes                                           37,601      134,862        5,158       123,466
  Net loss on sale of fixed assets                                 9,654           --           --         3,613
                                                              ----------   ----------   ----------    ----------
                                                               2,672,987    2,695,198       99,280     2,227,099
Net change in non-cash working capital balances (note 9)        (738,062)    (318,653)    (261,014)     (485,003)
                                                              ----------   ----------   ----------    ----------
Cash provided by operating activities                          1,934,925    2,376,545     (161,734)    1,742,096
                                                              ----------   ----------   ----------    ----------
FINANCING ACTIVITIES
Net change in due (from) to related parties                   (1,961,325)  (1,984,502)      19,640      (167,571)
                                                              ----------   ----------   ----------    ----------
INVESTING ACTIVITIES
Adjustment to deferred taxes recorded upon amalgamation               --           --           --        49,277
Adjustment to goodwill recorded upon amalgamation                     --           --           --        73,011
Purchase of property, plant and equipment                       (373,840)    (374,004)     (55,103)   (1,175,243)
Proceeds on disposal of property, plant and equipment            378,220           --           --        25,714
                                                              ----------   ----------   ----------    ----------
Cash provided by investing activities                              4,380     (374,004)     (55,103)   (1,027,241)
                                                              ----------   ----------   ----------    ----------
Effect of exchange rate changes on cash                              326     (726,713)     (31,492)     (239,538)
                                                              ----------   ----------   ----------    ----------
Net increase (decrease) in cash during the period                (21,694)    (708,674)    (228,689)      307,746
Cash, beginning of period                                         99,571      808,245    1,036,934       729,188
                                                              ----------   ----------   ----------    ----------
Cash, end of period                                               77,877       99,571      808,245     1,036,934
                                                              ==========   ==========   ==========    ==========

See accompanying notes

CHICAGO MINIATURE LAMP (CANADA) INC.


                         NOTES TO FINANCIAL STATEMENTS

January 2, 2000
(with comparative figures as at January 3, 1999)


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

PROPERTY, PLANT AND EQUIPMENT

Based on purchase accounting, the property, plant and equipment are stated at the lower of appraised value, as determined by appraisals dated April 5, 1995 and May 3, 1995, less accumulated depreciation and net recoverable amount. Additions after these dates are stated at the lower of cost less accumulated depreciation and net recoverable value. Depreciation is provided on the straight-line basis, with half rates applied in the year of acquisition, over the following years:

Buildings                               35 years
Machinery and equipment             5 - 20 years
Moulds and dies                         10 years
Software                                 5 years

GOODWILL

Goodwill is recorded at cost less accumulated amortization. Amortization is provided on the straight-line basis over a period of 40 years.

CHICAGO MINIATURE LAMP (CANADA) INC.

                       NOTES TO THE FINANCIAL STATEMENTS

January 2, 2000
(with comparative figures as at January 3, 1999)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FINANCIAL INSTRUMENTS

The company's financial instruments consist of cash, accounts receivable, accounts payable and amounts due from (to) related parties. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from those financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

3.  INVENTORY

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
Raw materials                                                 1,324,224      995,977      576,495      576,610
Work-in-progress and finished goods                             966,639      799,718      476,590      342,981
Capitalized vacancies                                            44,033       34,716      (34,470)     (34,633)
Tooling                                                           3,434       68,717       69,905       70,234
                                                              ---------    ---------    ---------      -------
                                                              2,338,330    1,899,128    1,088,520      955,192
                                                              =========    =========    =========      =======

4.  DUE FROM (TO) RELATED PARTIES

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
SLI Power Lighting Products, Inc.                                 38,633       15,850       17,275         8,867
Due to Badalex Ltd.                                                   --           --      (54,320)      (54,320)
SLI Supreme Lighting                                              29,293           --           --            --
SLI, Inc. (U.S. Miniature Lighting Division)                   4,706,437    3,129,787      240,491       224,533
Socop Industries                                                 544,933        9,899           --            --
SLI Miniature Lighting Limited                                  (159,688)    (481,300)          --            --
Due to SLI, Inc.                                              (2,416,250)  (1,892,143)  (1,405,855)   (1,361,849)
                                                              ----------   ----------   ----------    ----------
                                                               2,743,418      782,093   (1,202,409)   (1,182,769)
                                                              ==========   ==========   ==========    ==========

CHICAGO MINIATURE LAMP (CANADA) INC.

                       NOTES TO THE FINANCIAL STATEMENTS

January 2, 2000
(with comparative figures as at January 3, 1999)

4.  DUE FROM (TO) RELATED PARTIES (CONT'D)

The following is a summary of the related party transactions for the current year:

                                                                  $
-----------------------------------------------------------------------
Intercompany Sales (in United States dollars)
Sales to SOCOP Industries                                        20,017
Sales to SLI Miniature Lighting Limited                         546,445
Sales to SLI, Inc. (U.S. Miniature Lighting Division)           322,742
                                                              ---------
Total sales to related parties                                  889,204
                                                              =========
Lamps purchased from SLI Miniature Lighting Limited           2,443,495
Die work performed by Socop Industries                            5,800
Lamps purchased from Alba                                         2,561
Insurance premiums paid to SLI, BV (General Lighting Europe)     13,050
Management fees paid to Alba                                      6,045
Rework performed for IDI Internacional, S.A. (Costa Rica)         8,554
Management fees paid to SLI, Inc. (U.S. Miniature Lighting
  Division)                                                     500,000
                                                              ---------
Total purchases from related parties                          2,979,505
                                                              =========

The above corporations deal on terms that are substantially the same as independent customers. SLI, Inc. pays certain expenditures on behalf of the company and purchases finished goods. They also provide executive, information system and marketing services for which they receive a yearly management fee.

5.  PROPERTY, PLANT AND EQUIPMENT

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
Land                                                             49,004       48,387       52,429        52,676
Buildings                                                       854,257      873,501      969,591       977,026
Machinery and equipment                                       2,946,141    3,080,796    3,375,776     3,259,860
Moulds and dies                                                 725,065      838,828      972,667       885,393
Software                                                         20,011       31,386       21,150        22,022
Construction-in-progress                                        441,351      649,363      247,655       426,931
                                                              ---------    ---------    ---------     ---------
                                                              5,035,829    5,522,261    5,639,268     5,623,908
                                                              =========    =========    =========     =========

CHICAGO MINIATURE LAMP (CANADA) INC.

                       NOTES TO THE FINANCIAL STATEMENTS

January 2, 2000
(with comparative figures as at January 3, 1999)

6.  GOODWILL

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
Cost                                                           790,300      790,300      856,301       860,331
Less accumulated amortization                                  (85,242)     (74,106)     (58,871)      (57,355)
                                                               -------      -------      -------       -------
                                                               705,058      716,194      797,430       802,976
                                                               =======      =======      =======       =======

7.  CAPITAL STOCK

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
AUTHORIZED
Unlimited voting, 6% non-cumulative, redeemable, retractable
  Class AA special shares
Unlimited common shares
Issued and fully paid
5,000,000 common shares                                       3,565,000    3,565,000    3,565,000     3,565,000
                                                              =========    =========    =========     =========

8.  UNREALIZED FOREIGN CURRENCY TRANSLATION ADJUSTMENT

Effective January 3, 1999, management determined that the U.S. dollar should be designated as functional currency for the company's operations to properly reflect that substantially all of the company's business activity was in the United States. Accordingly, the assets and liabilities of the company, presented prior to January 3, 1999 have been translated into United States dollars at the exchange rate in effect at the balance sheet dates. Revenue and expense items have been translated at the average exchange rate in effect during the fiscal year. Exchange gains and losses arising on translation are included as a separate component in shareholder's equity.

CHICAGO MINIATURE LAMP (CANADA) INC.

                       NOTES TO THE FINANCIAL STATEMENTS

January 2, 2000
(with comparative figures as at January 3, 1999)

9.  NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                                              JANUARY 2,   JANUARY 3,   JANUARY 4,   NOVEMBER 30,
                                                                 2000         1999         1998          1997
                                                                  $            $            $             $
-----------------------------------------------------------------------------------------------------------------
Accounts receivable                                            (425,589)    (345,176)    (209,590)     (157,838)
Inventory                                                      (439,202)    (810,608)    (133,328)      274,593
Prepaid expenses                                                (46,345)       9,893       (2,354)       (9,141)
Accounts payable and accrued charges                            667,159      325,409       52,463      (189,338)
Income taxes payable                                           (494,085)     501,829       31,795      (403,279)
                                                               --------     --------     --------      --------
                                                               (738,062)    (318,653)    (261,014)     (485,003)
                                                               ========     ========     ========      ========

Decreases in assets and increases in liabilities result in a source of funds. Increases in assets and decreases in liabilities result in a use of funds and are indicated by brackets.

10.  PENSION PLAN

Prior to July 31, 1997 the company maintained a defined benefit pension plan of which substantially all employees were members. Current and past service costs were charged to income as incurred and funded as required by actuarial valuations.

The pension expense, all for current service costs, was $62,579 (Canadian dollars) in 1997. Effective July 1, 1997 the company introduced a Group Registered Retirement Savings Plan and began the process of winding-up the defined benefit plan. The accumulated net assets of the defined benefit plan were distributed to the members for transfer to a "locked-in" Registered Retirement Savings Plan.

CHICAGO MINIATURE LAMP (CANADA) INC.


                       NOTES TO THE FINANCIAL STATEMENTS


January 2, 2000
(with comparative figures as at January 3, 1999)

11.  CONTINGENT LIABILITIES

(a)  GUARANTEES

The company has pledged an unlimited guarantee in favour of BANKBOSTON, N.A. over the indebtedness of its parent company, SLI, Inc.

(h)  INCOME TAXES

In April 1998 Revenue Canada issued a Notice of Assessment with respect to the year ended December 30, 1994 and Notices of Reassessment for the periods ended March 29th and December 3rd, 1995.

The effect of these Notices is to disallow certain deductions an Investment Tax Credits pursuant to Section 37 of the Income Tax Act. The Company has not paid any amount in respect of the notices and has responded by filing Notices of Objection for each of the tax periods in question.

Based on the information currently available, if these assessments were to be upheld, the Company's exposure would be approximately $190,000 (Canadian dollars) less any amount recovered under certain warranties.

If any payment is ultimately required, it will be recorded in the period paid.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           SLI, INC. AND SUBSIDIARIES
                             (Dollars in thousands)



                                                           Balance at     Charged to                           Balance at
                                                          Beginning of    Costs and                             End of
Description                                                 Period         Expenses   Deductions   Other(1)     Period
-----------                                               ------------    ----------  ----------   --------    ----------

Year ended January 2, 2000:
      Reserves and allowances deducted
      from asset accounts:
            Allowance for uncollectible accounts             9,369           672       (1,932)      (1,324)       6,785
            Inventory reserves for excess and obsolete      16,099           949       (4,171)      (1,496)      11,381

Year ended January 3, 1999:
      Reserves and allowances deducted
      from asset accounts:
            Allowance for uncollectible accounts             7,677           616       (1,372)       2,448        9,369
            Inventory reserves for excess and obsolete      13,727           835       (2,553)       4,090       16,099

Month ended January 4, 1998:
      Reserves and allowances deducted
      from asset accounts:
            Allowance for uncollectible accounts              7889            26          (46)        (192)       7,677

Year ended November 30, 1997:
      Reserves and allowances deducted
      from asset accounts:
            Allowance for uncollectible accounts               524           771         (367)       6,961        7,889


(1) Represents allowance for doubtful accounts and inventory reserves for excess and obsolete acquired as a result of acquisitions, and the currency translation adjustments in these accounts during the period.