Form 10-Q
period 2000-04-02
SLI INC
filed 2000-05-15
CIK 942138

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

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

As of April 2, 2000, 33,840,888 shares of Registrant's Common Stock $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   APRIL 2,       JANUARY 2,
                                                                                     2000            2000
                                                                                  ---------       ----------
                                                                                 (UNAUDITED)
                                                        ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                   $  24,524       $  25,848
      Accounts receivable, net                                                      200,474         195,881
      Inventories                                                                   183,509         180,910
      Prepaid expenses and other                                                     23,454          19,222
                                                                                  ---------       ---------
           Total current assets                                                     431,961         421,861
                                                                                  ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                             386,741         390,403
      Less - Accumulated depreciation                                                44,556          39,925
                                                                                  ---------       ---------
                                                                                    342,185         350,478
                                                                                  ---------       ---------
OTHER ASSETS:
      Goodwill, net of accumulated amortization                                      49,115          49,887
      Other intangible assets, net of accumulated amortization                       29,502          29,444
      Other assets                                                                   14,751          15,214
                                                                                  ---------       ---------
           Total other assets                                                        93,368          94,545
                                                                                  ---------       ---------

           Total assets                                                           $ 867,514       $ 866,884
                                                                                  =========       =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term notes payable                                                    $  62,981       $  60,505
      Current portion of long-term debt                                                 316             760
      Accounts payable                                                              106,314         113,673
      Accrued income taxes payable                                                   82,171          92,118
      Other accrued expenses                                                          8,795           9,731
                                                                                  ---------       ---------
           Total current liabilities                                                260,577         276,787
                                                                                  ---------       ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                                189,671         164,160
                                                                                  ---------       ---------

OTHER LIABILITIES:
      Deferred income taxes                                                           6,762           5,815
      Other long-term liabilities                                                    43,208          46,105
                                                                                  ---------       ---------
           Total other liabilities                                                   49,970          51,920
                                                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value-
           Authorized - 100,000,000 shares
           Issued - 33,840,888 and 34,566,388
           shares at April 2,2000 and January 2,
           2000 respectively                                                            338             346
      Common stock to be issued                                                      15,287          15,287
      Additional paid-in capital                                                    270,557         278,947
      Foreign currency translation adjustment                                       (41,728)        (31,741)
      Retained earnings                                                             122,842         116,012
      Treasury stock at cost, 455,400  shares at January 2,2000                                      (4,834)
                                                                                  ---------       ---------
           Total stockholders' equity                                               367,296         374,017
                                                                                  ---------       ---------
           Total liabilities and stockholders' equity                             $ 867,514       $ 866,884
                                                                                  =========       =========

See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED
                                                  -------------------------
                                                   APRIL 2,        APRIL 4,
                                                     2000            1999
                                                  ---------       ---------
                                                         (UNAUDITED)
Net sales                                         $ 225,285       $ 218,865
Cost of products sold                               162,425         156,011
                                                  ---------       ---------
Gross margin                                         62,860          62,854
Selling, general and administrative expenses         47,556          44,254
                                                  ---------       ---------
Operating income                                     15,304          18,600
Other (income) expense
      Interest, net                                   3,473           4,568
      Other, net                                       (303)         (1,173)
                                                  ---------       ---------
Income before income taxes                           12,134          15,205
Income taxes                                          1,893           2,433
                                                  ---------       ---------
Net Income                                        $  10,241       $  12,772
                                                  =========       =========
Net income per common share - basic
      Net income per share                        $    0.30       $    0.44
                                                  =========       =========

      Weighted average shares outstanding            34,003          29,088
                                                  =========       =========
Net income per common share -  diluted
      Net income per share                        $    0.30       $    0.42
                                                  =========       =========

      Weighted average shares outstanding            34,463          30,703
                                                  =========       =========

See accompanying notes to the condensed financial statements.

                            SLI, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             THREE MONTHS ENDED
                                                          -----------------------
                                                          APRIL 2,       APRIL 4,
                                                            2000           1999
                                                          --------       --------
                                                                (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $(14,359)      $(28,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property,plant, and equipment                  (9,341)       (10,451)
Acquisitions, net of cash acquired                                         (2,323)
                                                          --------       --------
Net cash used in investing activities                       (9,341)       (12,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                             30,454         25,085
Proceeds from long-term debt                                                  412
Payments of long-term debt                                    (492)          (989)
Repurchase of shares for treasury                           (3,756)        (5,568)
Payments of offering costs                                     (21)
Exercise of stock options                                      213          1,693
Payments of dividends                                       (3,411)
                                                          --------       --------
Net cash provided by (used in) financing activities         22,987         20,633

Effect of exchange rate changes on cash                       (611)        (1,270)
                                                          --------       --------
Net increase (decrease) in cash and cash equivalents        (1,324)       (21,534)

Cash and cash equivalents, beginning of period              25,848         27,390
                                                          --------       --------

Cash and cash equivalents, end of period                  $ 24,524       $  5,856
                                                          ========       ========

See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
                   Consolidated Notes To Financial Statements

Note 1   General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month periods ended April 2, 2000 and April 4, 1999 and (b) the financial position at April 2, 2000. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of January 2, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated March 15, 2000.

Note 2   Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):

                                    April 2,                January 2,
                                      2000                      2000
                                   --------                 ----------
Raw Materials                      $ 41,428                  $ 46,358
Work in process                      16,559                    14,995
Finished Goods                      125,522                   119,557
                                   --------                  --------
                                   $183,509                  $180,910

Note 3   Comprehensive income

         During the three months ended April 2, 2000 and April 4, 1999, total comprehensive income (loss) amounted to $.3 million and ($9.4) million, respectively. The components of comprehensive income are net income and cumulative foreign currency translation adjustment.

Note 4   Seasonality

         It is expected that the Company's operations will experience certain seasonal patterns. Generally, sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

                           SLI, Inc. and Subsidiaries
             Consolidated Notes To Financial Statements (continued)

Note 5   Common stock to be issued

         In connection with certain acquisitions, the Company is holding 529,884 shares of common stock to be issued pursuant to the terms of the purchase agreements.

Note 6   Income taxes

         The Company's effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards.

Note 7   Treasury stock

         The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At April 2, 2000, a total of 3,488,162 shares have been repurchased under these plans and retired. Repurchases of stock totaled 303,500 for the three months ended April 2, 2000.

Note 8   Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:

                                           Three Months Ended
                                         ----------------------
                                         April 2,      April 4,
                                          2000          1999
                                         --------      --------
                                            (in thousands)
                  Basic                  34,003        29,088
                  Diluted                34,463        30,703

         The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note  9  Adoption of Accounting Principles

         Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (Statement 133), which is required to be adopted in fiscal years beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of statement 133 will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three months ended April 2, 2000 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 23 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at April 2, 2000 had 32 manufacturing plants in 13 countries. SLI, Inc. acquired 4 companies in 1999, which has an impact on year to year comparisons of revenues and earnings.

         For the three months ended April 4, 1999 and April 2, 2000, 77.9% and 68.3%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and may continue to affect the Company's balance sheet and results of operations.

RESULTS OF OPERATIONS

Three months ended April 2, 2000 compared to the three months ended April 4, 1999.

         Net sales. Net sales increased 2.9% from $218.9 million for the three months ended April 4, 1999 to $225.3 million for the three months ended April 2, 2000. This increase was primarily due to generic growth generated from the integration of incremental sales of the 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 5.8% for the three months ended April 2, 2000 as compared to the three months ended April 4, 1999. In addition, net sales is effected by decreases in average selling prices due to market pricing pressure, primarily within the European market.

         Gross Margin. Gross margin for the three months ended April 4, 1999 and for the three months ended April 2, 2000 were each approximately $62.9 million. Gross margin, as a percentage of net sales, decreased from 28.7% for the three months ended April 4, 1999 to 27.9%, for the three months ended April 2, 2000. This change is primarily due to a decrease in average selling prices in the European lamp market and the effects of the changes in product mix. The gross margin of the Company is expected to improve as further integration of recent acquisitions into the Company evolves and further cost reductions are achieved.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $44.3 million for the three months ended April 4, 1999 to $47.6 million for the three months ended April 2, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 20.2% for the three months ended April 4, 1999 to 21.1% for the three months ended April 2, 2000. The increase in selling, general and administrative expenses is primarily due to the 1999 acquisitions. The Company seeks to decrease the selling, general and administrative expenses as a percentage of net sales by utilizing the infrastructure of its recent acquisitions as a base for further sales growth.

         Interest (income) expense, net. Interest expense, net, decreased from $4.6 million for the three months ended April 4, 1999 to $3.5 million for the three months ended April 2, 2000, primarily as a result of a decrease in average outstanding borrowings of approximately $40 million and a decrease in the overall cost of funds of approximately 70 basis points. The cost of funds decrease is largely due to a shift in borrowings to foreign denominated debt at lower interest rates.

         Other (income) expense. Other income decreased from $1.2 million for the three months ended April 4, 1999 to $.3 million for the three months ended April 2, 2000. Substantially all of the other income for the three months ended April 4, 1999 resulted from recording the effects of foreign exchange on financing costs. For the three months ended April 2, 2000, other income includes investment income of approximately $181,000 and the remainder is substantially all related to recording the effects of foreign exchange on financing costs.

         Income before income taxes. As a result of the above factors, income before income taxes decreased from $15.2 million for the three months ended April 4, 1999 to $12.1 million for the three months ended April 2, 2000. As a percentage of net sales, income before provision for income taxes decreased from 6.9% for the three months ended April 4, 1999 to 5.4% for the three months ended April 2, 2000.

         Income taxes. For the three months ended April 2, 2000, the Company recorded a tax provision of $1.9 million on pretax income of $12.1 million, for an effective rate of approximately 16%, compared to an effective rate of approximately 16% for the three months ended April 4, 1999. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth and ongoing capital expenditures. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock. On July 6, 1999, the Company completed a public offering pursuant to which the Company issued and sold 6,000,000 shares of its Common Stock and received net proceeds of approximately $153.5 million. The Company used the net proceeds from the offering to reduce debt.

         As of April 2, 2000, the Company's cash on hand was $24.5 million. For the three months ended April 2, 2000, net cash used in operating activities was $14.4 million and cash used in investing activities totaled $9.3 million. The investing activities primarily include capital expenditures for production equipment. Net cash provided by financing activities for the three months ended April 2, 2000 aggregated $23.0 million, which included $30.0 in net borrowings under the Company's credit facilities, repurchases of Common Stock totaling $3.8 million, proceeds from the exercise of stock options totaling approximately $213,000 and dividend payments totaling $3.4 million. Dividends were paid on March 24, 2000 to shareholders of record on March 15, 2000.

         As of April 2, 2000, the Company had available borrowings of approximately $317 million under the Existing Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $2.6 million. The Company also has a number of other facilities worldwide, which it utilizes for short-term working capital requirements.

         In April 2000, the Company entered into an equity forward purchase transaction whereby the Company has the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company is not required to pay for shares purchased under the transaction until the end of a two-year period. The Company shall make quarterly payments of interest on the principal amount of shares which the Company commits to purchase, with interest to be calculated based on Libor plus a spread determined upon the Company's leverage ratio. On the termination date, the Company has the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. To date, the Company has made commitments to purchase 103,500 shares for a principal purchase price of approximately $1.5 million.

         In March 2000, the Company entered into a sale leaseback transaction in connection with a 370,000 square foot distribution facility to be located in France. Under the terms of the lease arrangement, the Company has entered into a 12-year lease anticipated to begin in the fourth quarter of this year. The lease payments are based on an investment value of FF 149,544,000 (or approximately US $21 million), with a variable interest factor based on Euribor plus 1.1%. The Company has the option to convert the lease payments to a fixed rate payment equal to a governmental bond rate plus 1.1%. The residual value at the end of the lease is FF 44,491,000 (or approximately US $6 million).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and foreign currency denominated debt obligations.

Debt Denominated in Foreign Currencies is as follows:


                                                                                                                         Fair value
                                 2000          2001       2002         2003           2004        Thereafter    Total     4/02/2000
                               --------       ------     ------       ------         ------       ----------  --------   ----------
                                            (Dollars equivalent in millions)
Belgium Francs
    Variable rate loan         $   2.8         -          -            -              -               -       $    2.8   $    2.8
    Avg Interest rate             4.4%
    Avg Forward Currency
               Exchange rate     0.024

Deutsche Marks
    Variable rate loan         $   6.4         -          -            -              -               -       $    6.4   $    6.4
    Avg Interest rate             4.4%
    Avg Forward Currency
               Exchange rate     0.489

UK Pounds
    Variable rate loan         $   9.6         -          -            -              -               -       $    9.6   $    9.6
    Avg Interest rate             6.9%
    Avg Forward Currency
               Exchange rate     1.595

Euro
    Variable rate loan         $  69.8         -          -            -               -               -       $  69.8   $  69.8
    Avg Interest rate             4.4%
    Avg Forward Currency
               Exchange rate     0.911

Japanese Yen
    Variable rate loan         $  23.7         -          -            -               -               -       $  23.7   $  23.7
    Avg Interest rate             1.1%
    Avg Forward Currency
               Exchange rate     0.009

Foreign Currency Forward Exchange Contracts are as follows:

                                                                                                                Avg      Fair value
Buy Contract           Functional currency        2000    2001    2002    2003   2004    Thereafter   Total  Cont. rate   4/2/2000
Euro Dollar            British Pounds Sterling    11.6                                                 11.6     1.538        10.8
United States Dollar   British Pounds Sterling     1.5                                                  1.5     1.618         1.5




                           PART II - OTHER INFORMATION

Item 6   Exhibits

         No.
         ---
         10.33(b) Second Amended and Restated Credit Agreement dated as of October 29, 1999
         27.1              Financial Data Schedule (For SEC Use Only)




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                          SLI, Inc.


                                          By: /s/ Frank M. Ward
                                              ----------------------------------
                                              Frank M. Ward, President and Chief
                                              Executive Officer
Date: May 15, 2000


                                          By: /s/ Richard F. Parenti
                                              ----------------------------------
                                              Richard F. Parenti,
                                              Chief Financial Officer
Date: May 15, 2000