Form 10-Q
period 2000-07-02
SLI INC
filed 2000-08-16
CIK 942138

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                           -------------------------


                                  (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 2, 2000


                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-25848

                                   SLI, INC.
                                   ---------
               (Exact name of registration specified in charter)


       OKLAHOMA                                         73-1412000
       --------                                         ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                      500 Chapman Street, Canton, MA 02021
                      ------------------------------------
                    (Address of principal executive offices)


                                  781/828-2948
                                  ------------
              (Registrant's telephone number, including area code)


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

As of July 2, 2000, 34,612,206 shares of Registrant's Common Stock $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS


                           SLI, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      JULY 2,        JANUARY 2,
                                                                       2000             2000
                                                                     ---------     -----------
                                                                    (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                     $  30,980       $  25,848
       Accounts receivable, net                                        191,219         195,881
       Inventories                                                     184,224         180,910
       Prepaid expenses and other                                       19,249          19,222
                                                                     ---------       ---------
            Total current assets                                      425,672         421,861
                                                                     ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                390,820         390,403
       Less - Accumulated depreciation                                  47,255          39,925
                                                                     ---------       ---------
                                                                       343,565         350,478
                                                                     ---------       ---------
OTHER ASSETS:
       Goodwill, net of accumulated amortization                        48,532          49,887
       Other intangible assets, net of accumulated amortization         29,530          29,444
       Other assets                                                     13,925          15,214
                                                                     ---------       ---------
            Total other assets                                          91,987          94,545
                                                                     ---------       ---------
            Total assets                                             $ 861,224       $ 866,884
                                                                     =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term notes payable                                      $  64,018       $  60,505
       Current portion of long-term debt                                   315             760
       Accounts payable                                                 99,584         113,673
       Accrued income taxes payable                                      7,954           9,731
       Other accrued expenses                                           76,936          92,118
                                                                     ---------       ---------
            Total current liabilities                                  248,807         276,787
                                                                     ---------       ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                   201,697         164,160
                                                                     ---------       ---------
OTHER LIABILITIES:
       Deferred income taxes                                             6,638           5,815
       Other long-term liabilities                                      43,001          46,105
                                                                     ---------       ---------
            Total other liabilities                                     49,639          51,920
                                                                     ---------       ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued - 34,612,206 and 34,566,388
            shares at July 2, 2000 and
            January 2, 2000 respectively                                   346             346
       Common stock to be issued                                         3,600          15,287
       Additional paid-in capital                                      282,766         278,947
       Retained earnings                                               124,860         116,012
       Foreign currency translation adjustment                         (50,491)        (31,741)
       Treasury stock at cost, 450,000
            shares at January 2, 2000                                                   (4,834)
                                                                     ---------       ---------
            Total stockholders' equity                                 361,081         374,017
                                                                     ---------       ---------
            Total liabilities and stockholders' equity               $ 861,224       $ 866,884
                                                                     =========       =========



See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                               ------------------------    -----------    ---------
                                                 JULY 2,       JULY 4,        JULY 2,      JULY 4,
                                                  2000          1999           2000         1999
                                               -----------    ---------    -----------    ---------
                                                      (UNAUDITED)                 (UNAUDITED)

Net sales                                       $ 210,405     $ 206,047     $ 435,690     $ 424,912
Cost of products sold                             154,480       144,773       316,905       300,784
                                                ---------     ---------     ---------     ---------
Gross margin                                       55,925        61,274       118,785       124,128
Selling, general and administrative expenses       47,724        42,509        95,280        86,763
Restructuring costs                                               2,300                       2,300
                                                ---------     ---------     ---------     ---------
Operating income                                    8,201        16,465        23,505        35,065
Other (income) expense
       Interest, net                                3,952         4,830         7,425         9,398
       Other, net                                  (2,224)          (22)       (2,527)       (1,195)
                                                ---------     ---------     ---------     ---------
Income before income taxes                          6,473        11,657        18,607        26,862
Income taxes                                        1,036         2,297         2,929         4,730
                                                ---------     ---------     ---------     ---------
Net Income                                      $   5,437     $   9,360     $  15,678     $  22,132
                                                =========     =========     =========     =========

Net income per common share - basic
       Net income per share                     $    0.16     $    0.32     $    0.46     $    0.76
                                                =========     =========     =========     =========

       Weighted average shares outstanding         33,946        29,320        33,975        29,204
                                                =========     =========     =========     =========

Net income per common share - diluted
       Net income per share                     $    0.16     $    0.30     $    0.45     $    0.72
                                                =========     =========     =========     =========

       Weighted average shares outstanding         34,212        31,080        34,465        30,911
                                                =========     =========     =========     =========


See accompanying notes to the condensed financial statements.

                           SLI, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                             Six Months
                                                                Ended
                                                        ---------------------
                                                         July 2,      July 4,
                                                          2000         1999
                                                        --------     --------
                                                             (unaudited)

NET CASH USED IN OPERATING ACTIVITIES                   $ (4,984)    $(25,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property,plant, and equipment               (19,584)     (21,809)
Proceeds from disposal of other investments                               332
Acquisitions, net of cash acquired                                     (5,823)
                                                        --------     --------
Net cash used in investing activities                    (19,584)     (27,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                           41,102       38,445
Proceeds from long-term debt                                              412
Payments of long-term debt                                  (893)      (1,467)
Repurchase of shares for treasury                         (3,756)      (5,681)
Payments of offering costs                                   (21)
Exercise of stock options                                    743        4,946
Payments of dividends                                     (6,830)
                                                        --------     --------
Net cash provided by financing activities                 30,345       36,655

Effect of exchange rate changes on cash                     (645)      (1,826)
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents       5,132      (18,026)

Cash and cash equivalents, beginning of period            25,848       27,390
                                                        --------     --------

Cash and cash equivalents, end of period                $ 30,980     $  9,364
                                                        ========     ========



See accompanying notes to the condensed financial statements.

                          SLI, Inc. and Subsidiaries

                   Consolidated Notes To Financial Statements

Note 1   General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month and six month periods ended July 2, 2000 and July 4, 1999 and (b) the financial position at July 2, 2000. Interim results are not necessarily indicative of results for a full year.

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

Note 2   Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):


                                                    July 2,           January 2,
                                                     2000                2000
                                                   --------           ---------

Raw Materials                                      $ 42,458            $ 46,358
Work in process                                      19,821              14,995
Finished Goods                                      121,945             119,557
                                                   --------            --------
                                                   $184,224            $180,910

Note 3   Comprehensive income

         During the three months ended July 2, 2000 and July 4, 1999, total comprehensive income (loss) amounted to ($3.3) million and ($1.6) million, respectively. During the six months ended July 2, 2000 and July 4, 1999, total comprehensive income (loss) amounted to ($3.1) million and ($11.0 million), respectively. The components of comprehensive income (loss) are net income and cumulative foreign currency translation adjustment.

Note 4   Seasonality

         It is expected that the Company's operations will experience certain seasonal patterns. Generally, sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

Note 5   Common stock to be issued

         In connection with certain acquisitions, the Company is holding 112,500 shares of common stock to be issued pursuant to the terms of the purchase agreements.

Note 6   Income taxes

         The Company's effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards.

Note 7   Treasury stock

         The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At July 2, 2000, a total of 3,488,162 shares have been repurchased under these plans and retired.

Note 8   Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):


                               Three Months Ended     Six Months Ended
                               ------------------    ------------------
                               July 2,    July 4,    July 2,    July 4,
                                2000       1999       2000       1999
                               ------     ------     ------     ------

         Basic                 33,946     29,320     33,975     29,204
         Diluted               34,212     31,080     34,465     30,911


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

Note 10  Subsequent events

         In July 2000, the Company established a five year 78.0 million Euro Receivable Purchase Agreement ("Receivables Facility") with a financial institution. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of the outstanding eligible trade accounts receivables up to 78.0 million Euro. The net proceeds from the initial sale of accounts receivable (approximately $23 million) were used to repay borrowings.

         In July 2000, the Company completed the acquisition of certain business lines of EMESS PLC, of which products are high-end lighting fixtures sold primarily throughout Europe.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three and six months ended July 2, 2000 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.


GENERAL

         The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 23 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at July 2, 2000 had 32 manufacturing plants in 13 countries. SLI, Inc. acquired 4 companies in 1999, which has an impact on year to year comparisons of revenues and earnings.

         For the six months ended July 4, 1999 and July 2, 2000, 73.3% and 67.8%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and may continue to affect the Company's balance sheet and results of operations.

Three months ended July 2, 2000 compared to the three months ended July 4, 1999.

         Net sales. Net sales increased 2.1% from $206.0 million for the three months ended July 4, 1999 to $210.4 million for the three months ended July 2, 2000. This increase was primarily due to generic growth generated from the integration of incremental sales of the 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 5.8% for the three months ended July 2, 2000 as compared to the three months ended July 4, 1999. Net sales for the quarter are also affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

         Gross Margin. Gross margin decreased from $ 61.3 million for the three months ended July 4, 1999 to $ 55.9 million for the three months ended July 2, 2000, due primarily to the translation effects of the weakening European currencies and a decrease in average selling prices. In addition, the gross margin was impacted by non-recurring charges of $381,000 associated with severance and disposals. The gross margin, as a percentage of net sales, was further impacted by the effects of the changes in product mix due to the 1999 acquisitions. The gross margin of the Company is expected to improve as the recent acquisitions are further integrated into the Company.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $42.5 million for the three months ended July 4, 1999 to $47.7 million for the three months ended July 2, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 20.6% for the three months ended July 4, 1999 to 22.7% for the three months ended July 2, 2000. The increase in selling, general and administrative expenses is primarily due to the 1999 acquisitions. Selling, general and administrative expenses were also impacted by non-recurring charges totaling approximately $349,000, which primarily represent severance costs.

         Restructuring costs. In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. This restructuring plan was completed in 1999. The Company expects to realize approximately $1 million in annualized cost savings, largely as a result of reduced employee expense.

         Interest (income) expense, net. Interest expense, net, decreased from $4.8 million for the three months ended July 4, 1999 to $3.9 million for the three months ended July 2, 2000, primarily as a result of a decrease in average outstanding borrowings of approximately $42 million and a decrease in the overall cost of funds of approximately 30 basis points. The cost of funds decrease is largely due to a shift in borrowings to foreign denominated debt at lower interest rates.

         Other (income) expense. Other income of $ 2.2 million for the three months ended July 2, 2000 resulted from the effect of foreign exchange transactions totaling $ 1.7 million and investment income from a joint venture totaling $ 0.5 million. For the three months ended July 4, 1999, a loss on the sale of an investment totaling $193,000 was offset by the effect of foreign exchange transactions.

         Income before income taxes. As a result of the above factors, income before income taxes decreased from $11.7 million for the three months ended July 4, 1999 to $6.5 million for the three months ended July 2, 2000. As a percentage of net sales, income before provision for income taxes decreased from 5.7% for the three months ended July 4, 1999 to 3.1% for the three months ended July 2, 2000.

         Income taxes. For the three months ended July 2, 2000, the Company recorded a tax provision of $1.0 million on pretax income of $6.4 million, for an effective rate of 16.0%, compared to an effective rate of 19.7% for the three months ended July 4, 1999. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

Six months ended July 2, 2000 compared to the six months ended July 4, 1999.

         Net sales. Net sales increased 2.5% from $424.9 million for the six months ended July 4, 1999 to $435.7 million for the six months ended July 2, 2000. This increase was primarily due to generic growth generated from the integration of incremental sales of the 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 5.8% for the six months ended July 2, 2000 as compared to the six months ended July 4, 1999. Net sales for the six months ended July 2, 2000 are also affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

         Gross Margin. Gross margin decreased from $ 124.1 million for the six months ended July 4, 1999 to $ 118.8 million for the six months ended July 2, 2000, due primarily to the translation effects of the weakening European currencies and a decrease in average selling prices. In addition, the gross margin was impacted by non-recurring charges of $381,000 associated with severance and disposals. The gross margin, as a percentage of net sales, was further impacted by the effects of the changes in product mix due to the 1999 acquisitions. The gross margin of the Company is expected to improve as the recent acquisitions are further integrated into the Company.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $86.8 million for the six months ended July 4, 1999 to $95.3 million for the six months ended July 2, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 20.4% for the six months ended July 4, 1999 to 21.9% for the six months ended July 2, 2000. The increase in selling, general and administrative expenses is primarily due to the 1999 acquisitions. Selling, general and administrative expenses were also impacted by non-recurring charges totaling approximately $349,000, which primarily represent severance costs.

         Restructuring costs. In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. This restructuring plan was completed in 1999. The Company expects to realize approximately $1 million in annualized cost savings, largely as a result of reduced employee expense.

         Interest (income) expense, net. Interest expense, net, decreased from $9.4 million for the six months ended July 4, 1999 to $7.4 million for the six months ended July 2, 2000, primarily as a result of a decrease in average outstanding borrowings of approximately $42 million and a decrease in the overall cost of funds of approximately 50 basis points. The cost of funds decrease is largely due to a shift in borrowings to foreign denominated debt at lower interest rates.

         Other (income) expense. Other income increased from $ 1.2 million for the six months ended July 4, 1999 to $2.5 million for the six months ended July 2, 2000. The other income for the six months ended July 2, 2000 includes $ 1.8 million related to recording the effects of foreign exchange transactions and $
0.7 million of investment income from a joint venture. Substantially all of the other income for the six months ended July 4, 1999 resulted from recording the effects of foreign exchange transactions, partly offset by a loss of $ 193,000 on the sale of an investment.

         Income before income taxes. As a result of the above factors, income before income taxes decreased from $26.9 million for the six months ended July 4, 1999 to $18.6 million for the six months ended July 2, 2000. As a percentage of net sales, income before provision for income taxes decreased from 6.3% for the six months ended July 4, 1999 to 4.3% for the six months ended July 2, 2000.

         Income taxes. For the six months ended July 2, 2000, the Company recorded a tax provision of $2.9 million on pretax income of $18.6 million, for an effective rate of approximately 16.0%, compared to an effective rate of 17.6% for the six months ended July 4, 1999. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth, ongoing capital expenditures and stock repurchase. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock. On July 6, 1999, the Company completed a public offering pursuant to which the Company issued and sold 6,000,000 shares of its Common Stock and received net proceeds of approximately $153.5 million. The Company used the net proceeds from the offering to reduce debt.

         As of July 2, 2000, the Company's cash on hand was $31.0 million. For the six months ended July 2, 2000, net cash used in operating activities was $5.0 million and cash used in investing activities totaled $19.6 million. The investing activities primarily include capital expenditures for production equipment. Net cash provided by financing activities for the six months ended July 2, 2000 aggregated $30.3 million, which included $40.2 in net borrowings under the Company's worldwide credit facilities, repurchases of Common Stock totaling $3.8 million, proceeds from the exercise of stock options totaling $0.7 million and dividend payments totaling $6.8 million.

         As of July 2, 2000, the Company had available borrowings, subject to certain financial covenants, of approximately $ 298 million under the existing Revolving Credit Facility, and the face amount of letters of credit issued and outstanding under the existing Credit Facility totaled approximately $ 2.6 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.

         In April 2000, the Company entered into an equity forward purchase transaction whereby the Company has the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company is not required to pay for shares purchased under the transaction until the end of a two-year period. The Company shall make quarterly payments of interest on the principal amount of shares which the Company commits to purchase, with interest to be calculated based on Libor plus a spread determined upon the Company's leverage ratio. On the termination date, the Company has the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. To date, the Company has made commitments to purchase 260,500 shares for a principal purchase price of approximately $3.3 million.

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

         In July 2000, the Company established a five year 78.0 million Euro Receivable Purchase Agreement ("Receivables Facility") with a financial institution. The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of the outstanding eligible trade accounts receivables up to 78.0 million Euro. The net proceeds from the initial sale of accounts receivable (approximately $23 million) were used to repay borrowings.

         The Company conducts business in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on the Company's business. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company has significant operations in Europe and, to a lesser extent, in Latin America. Certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Economic Monetary Union common currency, or Euro. While the Euro was introduced on January 1, 1999, member countries will continue to use their existing currencies through January 1, 2002, with the transition period for full conversion to the Euro ending June 30, 2002. The introduction of a single European currency is expected to reduce the currency risks associated with inter-European transactions. However, risks will remain with respect to transactions with customers or suppliers outside of the zone covered by the single European currency. The Company's operations in Latin America are carried out primarily in Brazil, Costa Rica and Colombia. Although currently not classified as a hyper-inflationary country, Brazil has been classified as such in the past.

         The Company believes that cash from operations and borrowings available under the Company's credit facilities will be sufficient to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $ 35 million.


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

Debt Denominated in Foreign Currencies is as follows:



                                                                                       There-              Fair value
                                        2000    2001      2002      2003      2004     after       Total    7/2/2000
                                       ------   ----      ----      ----      ----     ------      -----   ---------
                                                              (Dollars equivalent in millions)

Belgium Francs
      Variable rate loan                2.8       --        --        --        --        --         2.8       2.8
      Avg Interest rate                 5.1%
      Avg Forward Currency
                Exchange rate           0.024

Deutsche Marks
      Variable rate loan                6.4       --        --        --        --        --         6.4       6.4
      Avg Interest rate                 5.1%
      Avg Forward Currency
                Exchange rate           0.487

UK Pounds
      Variable rate loan                9.2       --        --        --        --        --         9.2       9.2
      Avg Interest rate                 7.3%
      Avg Forward Currency
                Exchange rate           1.519

Euro
      Variable rate loan               72.9                 --        --        --        --        72.9      72.9
      Avg Interest rate                 5.1%
      Avg Forward Currency
                Exchange rate           0.952

Japanese Yen
      Variable rate loan               18.4                 --        --        --        --        18.4      18.4
      Avg Interest rate                 1.3%
      Avg Forward Currency
                Exchange rate           0.009


Foreign Currency Forward Exchange Contracts are as follows:


                                                                                                             Avg
                                                                                                             Cont.   Fair value
Buy Contract            Functional currency       2000    2001   2002    2003   2004   Thereafter   Total    Rate     7/2/2000
                                                  ----    ----   ----    ----   ----   ----------   -----    -----   ----------
                                                                       (Dollars equivalent in millions)

Euro Dollar             British Pounds Sterling    7.3                                               7.3     1.553       7.3
United States Dollar    British Pounds Sterling    0.7                                               0.7     1.627       0.7



                          PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         No.
         10.49 Purchase Agreement dated May 27, 2000 by and between the registrant and EMESS PLC, a Company registered in England and Wales

          27.1             Financial Data Schedule (For SEC Use Only)

         No report on Form 8-K was filed during the quarter ending July 2, 2000


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       SLI, Inc.


                                       By: /s/ Frank M. Ward
                                          -------------------------------------
                                               Frank M. Ward, President and
                                               Chief Executive Officer
Date: August 15, 2000



                                       By: /s/ Richard F. Parenti
                                          -------------------------------------
                                               Richard F. Parenti,
                                               Chief Financial Officer
Date: August 15, 2000