Form 10-Q
period 2000-10-01
SLI INC
filed 2000-11-15
CIK 942138

===============================================================================




                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                  (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 1, 2000


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

                            Yes [X]           No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

As of October 1, 2000, 34,724,706 shares of Registrant's Common Stock $.01 par value, were outstanding.



===============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   OCTOBER 1,    JANUARY 2,
                                                                      2000          2000
                                                                   ---------     ---------
                                                                  (UNAUDITED)

                                         ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                   $  66,487     $  25,848
       Accounts receivable, net                                      190,774       195,881
       Inventories                                                   195,359       180,910
       Prepaid expenses and other                                     19,005        19,222
                                                                   ---------     ---------
            Total current assets                                     471,625       421,861
                                                                   ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                              413,152       390,403
       Less - Accumulated depreciation                                50,309        39,925
                                                                   ---------     ---------
                                                                     362,843       350,478
                                                                   ---------     ---------
OTHER ASSETS:
       Goodwill, net of accumulated amortization                      78,067        49,887
       Other intangible assets, net of accumulated amortization       28,782        29,444
       Other assets                                                   31,443        15,214
                                                                   ---------     ---------
            Total other assets                                       138,292        94,545
                                                                   ---------     ---------

            Total assets                                           $ 972,760     $ 866,884
                                                                   =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Short-term notes payable                                    $  47,606     $  60,505
       Current portion of long-term debt                                 319           760
       Accounts payable                                              120,870       113,673
       Accrued income taxes payable                                    7,430         9,731
       Other accrued expenses                                        107,976        92,118
                                                                   ---------     ---------
            Total current liabilities                                284,201       276,787
                                                                   ---------     ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                 301,973       164,160
                                                                   ---------     ---------

OTHER LIABILITIES:
       Deferred income taxes                                           6,476         5,815
       Other long-term liabilities                                    38,543        46,105
                                                                   ---------     ---------
            Total other liabilities                                   45,019        51,920
                                                                   ---------     ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued - 34,724,706 and 34,566,388
            shares at October 1, 2000 and
            January 2, 2000 respectively                                 347           346
       Common stock to be issued                                          --        15,287
       Additional paid-in capital                                    286,365       278,947
       Retained earnings                                             121,626       116,012
       Foreign currency translation adjustment                       (66,771)      (31,741)
       Treasury stock at cost, 450,00 shares at
       January 2, 2000                                                    --        (4,834)
                                                                   ---------     ---------
            Total stockholders' equity                               341,567       374,017
                                                                   ---------     ---------
            Total liabilities and stockholders' equity             $ 972,760     $ 866,884
                                                                   =========     =========




See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    ----------------------------       -----------------------------
                                                    OCTOBER 1,        OCTOBER 3,       OCTOBER 1,         OCTOBER 3,
                                                       2000             1999              2000              1999
                                                    ---------         ---------         ---------         ---------
                                                            (UNAUDITED)                         (UNAUDITED)

Net sales                                           $ 231,893         $ 216,669         $ 667,583         $ 641,581
Cost of products sold                                 168,342           158,463           485,247           459,247
                                                    ---------         ---------         ---------         ---------
Gross margin                                           63,551            58,206           182,336           182,334
Selling, general and administrative expenses           52,150            46,854           147,430           133,617
Restructuring costs                                     5,949                --             5,949             2,300
                                                    ---------         ---------         ---------         ---------
Operating income                                        5,452            11,352            28,957            46,417
Other (income) expense
       Interest, net                                    6,054             3,150            13,479            12,548
       Other, net                                        (733)              (74)           (3,260)           (1,269)
                                                    ---------         ---------         ---------         ---------
Income before income taxes                                131             8,276            18,738            35,138
Income taxes                                               22             1,324             2,951             6,054
                                                    ---------         ---------         ---------         ---------
Net Income                                          $     109         $   6,952         $  15,787         $  29,084
                                                    =========         =========         =========         =========

Net income per common share - basic
       Net income per share                         $    0.00         $    0.20         $    0.46         $    0.93
                                                    =========         =========         =========         =========

       Weighted average shares outstanding             34,637            35,624            34,196            31,344
                                                    =========         =========         =========         =========

Net income per common share - diluted
       Net income per share                         $    0.00         $    0.19         $    0.46         $    0.89
                                                    =========         =========         =========         =========

       Weighted average shares outstanding             34,659            36,934            34,537            32,829
                                                    =========         =========         =========         =========

Dividends per common share                          $    0.10                           $    0.30
                                                    =========         =========         =========         =========




See accompanying notes to the condensed financial statements.

                           SLI, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                            Nine Months Ended
                                                                      ---------------------------
                                                                      October 1,        October 3,
                                                                         2000              1999
                                                                      ---------         ---------
                                                                              (unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $  57,108         $ (43,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                             (28,400)          (34,231)
Proceeds from disposal of other investments                                                   332
Acquisitions, net of cash acquired                                     (107,166)           (6,040)
                                                                      ---------         ---------
Net cash used in investing activities                                  (135,566)          (39,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit                                       134,829           (81,633)
Proceeds from long-term debt                                                 --               336
Payments on long-term debt                                               (3,618)           (3,300)
Repurchase of shares for treasury                                        (3,756)           (6,787)
Proceeds from issuance of common stocks, net of offering costs              (21)          153,475
Exercise of stock options                                                   743             5,736
Payments of dividends                                                    (6,830)               --
                                                                      ---------         ---------
Net cash provided by financing activities                               121,347            67,827

Effect of exchange rate changes on cash                                  (2,250)           (1,850)
                                                                      ---------         ---------
Net increase (decrease) in cash and cash equivalents                     40,639           (17,069)

Cash and cash equivalents, beginning of period                           25,848            27,390
                                                                      ---------         ---------

Cash and cash equivalents, end of period                              $  66,487         $  10,321
                                                                      =========         =========



See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Note 1   General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month and nine month periods ended October 1, 2000 and October 3, 1999 and (b) the financial position at October 1, 2000. Interim results are not necessarily indicative of results for a full year.

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

Note 2   Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):

                                October 1,     January 2,
                                  2000            2000
                                --------        --------

         Raw Materials          $ 50,093        $ 46,358
         Work in process          19,436          14,995
         Finished Goods          125,830         119,557
                                --------        --------
                                $195,359        $180,910

Note 3   Comprehensive income

         During the three months ended October 1, 2000 and October 3, 1999, total comprehensive income (loss) amounted to ($16.2) million and $9.9 million, respectively. During the nine months ended October 1, 2000 and October 3, 1999, total comprehensive loss amounted to ($19.2) million and ($1.1) million, respectively. The components of comprehensive income (loss) are net income and cumulative foreign currency translation adjustment.


Note 4   Seasonality

         It is expected that the Company's operations will experience certain seasonal patterns. Generally, sales have been highest in the fourth quarter of each year due to abbreviated daylight hours and increased holiday light usage.

Note 5   Income taxes

         The Company's effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards.

Note 6   Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):

                         Three Months Ended               Nine Months Ended
                     --------------------------      --------------------------
                     October 1,      October 3,      October 1,      October 3,
                        2000            1999            2000            1999
                     ----------      ----------      ----------      ----------

Basic                 34,637          35,624          34,196          31,344
Diluted               34,659          36,934          34,537          32,829


         The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note 7   Adoption of Accounting Principles

         In June 1998, SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activities (Statement 133) was issued, which is required to be adopted in fiscal years beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently assessing the effect of Statement 133 on the earnings and financial position of the Company.

Note 8   Acquisitions

         In July 2000, the Company acquired certain business lines of EMESS PLC for approximately $104 million in cash, as financed through the Company's credit facility. The acquired business lines include Brilliant (Germany) a leading brand in decorative lighting and fixtures for the European retail market, Marlin (UK) a UK market leader in architectural and display lighting fixtures, Eclatec (France) an outdoor lighting manufacturer and Emess Lighting Inc. (USA) a leading brand of high-end table lamps. Except for Brilliant, the acquisition has been accounted for using the purchase method. The results of the Brilliant operations were reported using the equity method. Upon taking effective control of Brilliant, the results of its operations will be consolidated. The allocation of the purchase price is preliminary pending the inclusion of

Brilliant and the settlement of the purchase price with the seller.

         Effective September 2000, the Company purchased the assets of an UK based lamp-glass manufacturer for approximately $15 million in cash.


Note 9   Restructuring

Restructuring of existing operations

         In the quarter ended October 1, 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other exit costs, which resulted in a charge of $5.9 million. The restructuring in the European general lighting businesses resulted in a charge of $5.2 million. This plan includes a reduction in headcount of 100 employees totaling $4.1 million and other exit costs totaling $1.1 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. In the North America general lighting plan, restructuring costs of $700,000 were recorded in the three months ended October 1, 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location, resulting in a headcount reduction of approximately 167 employees with severance costs totaling $600,000 and other exit costs totaling $100,000. These plans are expected to be completed within 18 months.

Restructuring of acquired operations

         In connection with the purchase accounting for the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.1 million and include the following:

         (i) Severance costs of $1.5 million include the termination of 54 employees in Europe and 2 employees in the US. Approximately $209,000 of severance cost was paid as of October 1, 2000. The remainder will be paid over the next 18 months.

         (ii) Costs of $600,000 are associated with the disposal of fixed assets and other exit costs. As of October 1, 2000, $58,000 of the accrual had been utilized. The remainder will be paid over the next 12 months.

         Pending effective control of the Brilliant (Germany) business, additional restructuring plans related to the acquired operations of Brilliant will be finalized and will be recorded as an adjustment to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three and nine months ended October 1, 2000 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its 25 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, magnetic and electronic ballasts and fiber optic lighting systems. The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at October 1, 2000 had 38 manufacturing plants in 13 countries. SLI, Inc. had 4 acquisitions in 1999 and 2 acquisitions ("recent acquisitions") in 2000, which has an impact on year-to-year comparisons of revenues and earnings.

         In July 2000, the Company acquired certain business lines of EMESS PLC for approximately $104 million in cash, as financed through the Company's credit facility. The acquired business lines include Brilliant (Germany) a leading brand in decorative lighting and fixtures for the European retail market, Marlin (UK) a UK market leader in architectural and display lighting fixtures, Eclatec (France) an outdoor lighting manufacturer and Emess Lighting Inc. (USA) a leading brand of high-end table lamps. Except for Brilliant, the acquisition has been accounted for using the purchase method. The results of the Brilliant operations were reported using the equity method. Upon taking effective control of Brilliant, the results of its operations will be consolidated. The allocation of the purchase price is preliminary pending the inclusion of Brilliant and the settlement of the purchase price with the seller.

         Effective September 2000, the Company purchased the assets of an UK based lamp-glass manufacturer for approximately $15 million in cash.

         For the nine months ended October 3, 1999 and October 1, 2000, 70.6% and 66.6%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and may continue to affect the Company's balance sheet and results of operations.

Three months ended October 1, 2000 compared to the three months ended October 3, 1999.

         Net sales. Net sales increased by 7.0% from $216.7 million for the three months ended October 3, 1999 to $231.9 million for the three months ended October 1, 2000. This increase was primarily due to the additional sales generated by the recent acquisitions, which accounted for approximately $35 million of the increase. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 7.3% for the three months ended October 1, 2000 as compared to the three months ended October 3, 1999. Net sales for the quarter are also effected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

         Gross Margin. Gross margin increased from $ 58.2 million for the three months ended October 3, 1999 to $ 63.5 million for the three months ended October 1, 2000, due primarily to the increased volume attributed to the recent acquisitions. The gross margin, as a percentage of net sales, increased from
26.9 % to 27.4%, resulting from the higher margin of products sold through the recent acquisitions. The gross margin of the Company is expected to improve as restructuring plans developed at the time of the recent acquisitions are implemented.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $46.9 million for the three months ended October 3, 1999 to $52.1 million for the three months ended October 1, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 21.6% for the three months ended October 3, 1999 to 22.5% for the three months ended October 1, 2000. This increase was largely due to the recent acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

         Restructuring costs. Restructuring costs for existing operations were developed and approved in the three months ended October 1, 2000 totaling $5.9 million, of which $ 5.2 million represents the first phase of restructuring in the European general lighting business lines. In total, the European restructuring plan will cost approximately $7.7 million and include a reduction in headcount of 145 employees totaling $6.6 million and other exit costs totaling $1.1 million. The European restructuring plan is expected to be completed in the fourth quarter and will generate annualized savings of approximately $8.5 million upon completion. Other restructuring plans in North American general lighting are being developed which are expected to cost approximately $1.2 million. In phase one of the North America general lighting plan, restructuring costs of $700,000 were recorded in the three months ended October 1, 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location and a headcount reduction of approximately 168 employees. The expected annualized savings of the North American restructuring plan is expected to total approximately $3.0 million.

         In connection with the purchase accounting for the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.1 million. The reorganization plan affected employee terminations in Europe and the US. The purchase liabilities include severance costs, the disposal of fixed assets and other exit costs. The costs in connection with the reorganization plan will be incurred over the next 18 months and will be paid from cash provided by operations. The Company expects to realize annualized savings of approximately $3.5 million by the end of 2001, primarily as a result of reduced employee expenses. Pending effective control of the Brilliant (Germany) business, additional restructuring plans related to the acquired operations of Brilliant will be finalized and will be recorded as an adjustment to goodwill.

         The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See Note 9 of Notes to the Company's Consolidated Financial Statements.

         Interest (income) expense, net. Interest expense, net, increased from $3.1 million for the three months ended October 3, 1999 to $6.1 million for the three months ended October 1, 2000, primarily as a result of increased borrowings in connection with the recent acquisitions.

         Other (income) expense. Other income of $0.7 million for the three months ended October 1, 2000 includes $0.3 million of investment income from joint ventures and $0.4 million resulting from the effects of foreign exchange transactions. For the three months ended October 3, 1999, other income primarily includes $ 78,000 of investment income from a joint venture.

         Income before income taxes. As a result of the above factors, income before income taxes decreased from $8.3 million for the three months ended October 3, 1999 to $0.1 million for the three months ended October 1, 2000.

         Income taxes. For the three months ended October 1, 2000, the Company recorded a tax provision of $ 22,000 on pretax income of $ 131,000, for an effective rate of 17.0%, compared to an effective rate of 16.0% for the three months ended October 3, 1999. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

Nine months ended October 1, 2000 compared to the nine months ended October 3, 1999.

         Net sales. Net sales increased by 4.0% from $641.6 million for the nine months ended October 3, 1999 to $667.6 million for the nine months ended October 1, 2000. This increase was primarily due to the additional sales generated by the recent acquisitions (totaling $35 million) and to generic growth generated from the integration of incremental sales of the 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 6.3% for the nine months ended October 1, 2000 as compared to the nine months ended October 3, 1999. Net sales for the nine months ended October 1, 2000 are also affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

         Gross Margin. Gross margin amounted to $ 182.3 million for both the nine months ended October 1, 2000 and for the nine months ended October 3, 1999. The translation effects of the weakening European currencies and a decrease in average selling prices mitigated the effect of increased sales volume generated by the recent acquisitions. In addition, the gross margin was impacted in 2000 by non-recurring charges of $381,000 associated with severance and disposals. The gross margin, as a percentage of net sales, was further impacted by the effects of the changes in product mix due to the acquisitions. The gross margin of the Company is expected to improve as the recent acquisitions are further integrated into the Company.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $133.6 million for the nine months ended October 3, 1999 to $147.4 million for the nine months ended October 1, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 20.8% for the nine months ended October 3, 1999 to 22.1% for the nine months ended October 1, 2000. This increase was largely due to the 1999 and 2000 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

         Restructuring costs. Restructuring costs for existing operations were developed and approved in the three months ended October 1, 2000 totaling $5.9 million, of which $ 5.2 million represent the first phase of restructuring in the European general lighting business lines. In total, the European restructuring plan will cost approximately $7.7 million and include a reduction in headcount of 145 employees totaling $6.6 million and other exit costs totaling $1.1 million. The European restructuring plan is expected to be completed in the fourth quarter and will generate annualized savings of approximately $8.5 million upon completion. Other restructuring plans in North American general lighting are being developed which are expected to cost approximately $1.2 million. In phase one of the North America general lighting plan, restructuring costs of $700,000 were recorded in the three months ended October 1, 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location and a headcount reduction of approximately 168 employees. The expected annualized savings of the North American restructuring plan is expected to total approximately $3.0 million.

         In connection with the purchase accounting for the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.1 million. The reorganization plan affected employee terminations in Europe and the US. The purchase liabilities include severance costs the disposal of fixed assets and other exit costs. The costs in connection with the reorganization plan will be incurred over the next 18 months and will be paid from cash provided by operations. The Company expects to realize annualized savings of approximately $3.5 million by the end of 2001, primarily as a result of reduced employee expenses. Pending effective control of the Brilliant (Germany) business, additional restructuring plans related to the acquired operations of Brilliant will be finalized and will be recorded as an adjustment to goodwill.

         In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. This restructuring plan was completed in 1999. The Company expects to realize approximately $1 million in annualized cost savings, largely as a result of reduced employee expense.

         The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See Note 9 of Notes to the Company's Consolidated Financial Statements.

         Interest (income) expense, net. Interest expense, net, increased from $12.5 million for the nine months ended October 3, 1999 to $13.5 million for the nine months ended October 1, 2000, primarily as a result of an increase in average outstanding borrowings in connection with the acquisitions.

         Other (income) expense. Other income of $3.2 million for the nine months ended October 1, 2000 includes $2.2 million related to the recording of the effects of foreign exchange transactions and investment income from joint ventures totaling $1.0 million. Substantially all of the other income for the nine months ended October 3, 1999 resulted from recording the effects of foreign exchange transactions, partly offset by a loss of $ 193,000 on the sale of an investment.

         Income before income taxes. As a result of the above factors, income before income taxes decreased from $35.1 million for the nine months ended October 3, 1999 to $18.7 million for the nine months ended October 1, 2000.

         Income taxes. For the nine months ended October 1, 2000, the Company recorded a tax provision of $3.0 million on pretax income of $18.7 million, for an effective rate of approximately 16.0%, compared to approximately 17.0% for the nine months ended October 3, 1999. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. An effective tax rate lower than the U.S. statutory effective tax rate is expected to continue for several years due to the significant international operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth, ongoing capital expenditures and stock repurchases. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock. On July 6, 1999, the Company completed a public offering pursuant to which the Company issued and sold 6,000,000 shares of its Common Stock and received net proceeds of approximately $153.5 million. The Company used the net proceeds from the offering to reduce debt.

         As of October 1, 2000, the Company's cash on hand was $66.5 million. For the nine months ended October 1, 2000, net cash provided by operating activities was $57.1 million and cash used in investing activities totaled $135.6 million. The investing activities primarily include acquisitions, totaling $107.2 million, and capital expenditures for production equipment, totaling $28.4 million. Net cash provided by financing activities for the nine months ended October 1,

2000 aggregated $121.3 million, which included $131.2 in net borrowings under the Company's worldwide credit facilities, repurchases of Common Stock totaling $3.8 million, proceeds from the exercise of stock options totaling $0.7 million and dividend payments totaling $6.8 million.

         As of October 1, 2000, the Company had available borrowings, subject to certain financial covenants, of approximately $ 214 million under the existing Revolving Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $ 3.6 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements. On October 27, 2000, the Company renewed its 364-day Credit Facility at a level of $141 million.

         In September 2000, the Company amended its five-year Euro Receivable Purchase Agreement ("Receivables Facility"). The amount of borrowings allowable under the Receivables Facility at any time is a function of the amount of the outstanding eligible trade accounts receivables up to 55.0 million Euro. The net proceeds from the sale of accounts receivable (approximately $24 million) at the end of the third quarter were used to repay borrowings.

         In April 2000, the Company entered into an equity forward purchase transaction whereby the Company has the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company is not required to pay for shares purchased under the transaction until the end of a two-year period. The Company shall make quarterly payments of interest on the principal amount of shares which the Company commits to purchase, with interest to be calculated based on Libor plus a spread determined upon the Company's leverage ratio. On the termination date, the Company has the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. To date, the Company has made commitments to purchase 1,307,300 shares for a principal purchase price of approximately $12.7 million.

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

Debt Denominated in Foreign Currencies is as follows:


                                                                                                    Fair value
                                  2000       2001     2002     2003     2004    Thereafter  Total     10/1/00
                                  ----       ----     ----     ----     ----    ----------  -----     -------
                                                       (Dollars equivalent in millions)

Belgium Francs
     Variable rate loan          $ 2.6         -        -        -        -         -       $ 2.6      $ 2.6
     Avg Interest rate            6.1%
     Avg Forward Currency
              Exchange rate      0.022

Deutsche Marks
     Variable rate loan          $ 5.9         -        -        -        -         -       $ 5.9      $ 5.9
     Avg Interest rate            6.1%
     Avg Forward Currency
              Exchange rate      0.450

UK Pounds
     Variable rate loan          $ 3.8         -        -        -        -         -       $ 3.8      $ 3.8
     Avg Interest rate            7.6%
     Avg Forward Currency
              Exchange rate      1.464

Euro
     Variable rate loan          $93.5         -        -        -        -         -       $93.5     $ 93.5
     Avg Interest rate            6.1%
     Avg Forward Currency
              Exchange rate      0.880

Japanese Yen
     Variable rate loan          $17.9         -        -        -        -         -       $17.9     $ 17.9
     Avg Interest rate            1.7%
     Avg Forward Currency
              Exchange rate      0.009


Foreign Currency Forward Exchange Contracts are as follows:


                                                                                                            Avg       Fair value
Buy Contract    Functional currency        2000    2001    2002    2003    2004   Thereafter    Total    Cont. rate    10/1/00
------------    -------------------        ----    ----    ----    ----    ----   ----------    -----    ----------   ----------
                                                          (Dollars equivalent in millions)
Euro Dollar     British Pounds Sterling     4.1                                                  4.1        1.593        3.9




                          PART II - OTHER INFORMATION

Item 6   Exhibit and Report on Form 8K

         No.
         ---

         27.1              Financial Data Schedule (For SEC Use Only)

         No report on form 8K was filed during the quarter ending
         October 1, 2000.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     SLI, Inc.


                                     By: /s/ Frank M. Ward
                                        --------------------------------------
                                             Frank M. Ward, President and Chief
                                             Executive Officer
Date: November 14, 2000


                                     By: /s/ Richard F. Parenti
                                        --------------------------------------
                                             Richard F. Parenti,
                                             Chief Financial Officer
Date: November 14, 2000