Form 10-K
period 2000-12-31
SLI INC
filed 2001-04-02
CIK 942138

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

         For the fiscal year ended December 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to _________


                        Commission File Number:  0-25848


                                   SLI, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



        OKLAHOMA                                           73-1412000
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


                500 CHAPMAN STREET, CANTON, MASSACHUSETTS, 02021
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)


                                 (781) 828-2948
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:



                                                         Name of Each Exchange
         Title of Each Class                              on Which Registered
         -------------------                             ----------------------

Common Stock, par value $.01 per share                   New York Stock Exchange


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

                                Yes [X]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 31, 2000, there were approximately 34,727,206 shares outstanding of the registrant's Common Stock, par value $.01 per share, its only class of common stock, and the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 24,500,000 shares) was approximately $157,780,000, as computed by reference to the NYSE closing price of such common equity, $6.44, as of the same date.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for use in connection with the registrant's 2001 Annual Meeting of Shareholders.

===============================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.
These factors include, without limitation, those listed below in "Risk
Factors."

                                  RISK FACTORS

INTERNATIONAL OPERATIONS

         At December 31, 2000, the Company had 36 manufacturing facilities, as well as sales offices and distribution facilities in more than 30 countries and sells its products worldwide. For Fiscal 2000, approximately 68% and 85% of the Company's net sales and operating income, respectively, were derived from operations outside the United States. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including limitations on remittance of dividends and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, imposition of investment and other restrictions by foreign governments, trade barriers, the effects of income and withholding taxes and governmental expropriation. Although such risks have not had a material adverse effect on the Company to date, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

FOREIGN CURRENCIES AND INTEREST RATE RISK

         A significant amount of the Company's net sales are generated in foreign currencies. For Fiscal 2000, approximately 52% of the Company's net sales were denominated in European currencies, 32% in U.S. dollars, and the remaining 16% in other currencies. Costs of the Company are primarily incurred in the same currencies and in percentages which are not materially different from the net sales percentages. Since the Company's financial statements are denominated in U.S. dollars, devaluation and changes in exchange rates between the dollar and other currencies have had and will have an impact on the reported results of the Company. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. In addition, international operations are subject to a number of other currency risks, including, among others, currency exchange controls, transfer restrictions and rate fluctuations.

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

SOURCES OF RAW MATERIALS

         For Fiscal 2000, the Company purchased approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and approximately 80% of its fluorescent glass tubing from Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all light emitting diodes ("LEDs") used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company acquired a European company primarily engaged in the production of LEDs which now supplies the Company with a small portion of its LED requirements. In addition, the Company has entered into a joint venture to establish a North American manufacturing plant for the production of surface mount LEDs. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LEDs or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's operations.

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

OWNERSHIP AND SIGNIFICANT INFLUENCE OF PRINCIPAL SHAREHOLDERS

         Mr. Ward and trusts established for members of his immediate family own in the aggregate approximately 30% of the outstanding shares of Common Stock of the Company. As a result of such concentration of ownership, Mr. Ward and such trusts will have the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of the Company, including any business combination with an unaffiliated party, and could also affect the price that investors might be willing to pay for shares of Common Stock.

VOLATILITY OF MARKET PRICE FOR COMMON STOCK

         From time to time, there may be significant volatility in the market price for the Common Stock. Operating results of the Company, changes in general economic conditions and the financial markets, or other developments affecting the Company or its competitors could cause the market price for the Common Stock to fluctuate substantially.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company believes that it is one of the six largest full-line lighting companies in the world and one of only three major international producers offering lamps, fixtures and ballasts. Primarily through its acquisition-based growth strategy, the Company has developed from a specialized U.S. manufacturer and supplier of miniature lighting products into one of the world's largest vertically integrated manufacturer and supplier of lighting products and systems to the industrial, commercial and consumer markets.

         The Company offers a complete range of lighting products throughout the world. The Company's product categories include lamps, fixtures, miniature lighting assemblies and ballasts. The lamp products produced by the Company include incandescent, fluorescent, compact fluorescent, high intensity discharge ("HID"), halogen, and special and miniature lamps. The Company's commercial and industrial fixture lines consist primarily of fluorescent ceiling mounted fixtures; its accent and decorative fixture lines range from simple downlights and spotlights to high performance lighting fixtures for art galleries and museums. Fixture products also include decorative lighting fixtures and table lamps for the retail market. Miniature lighting assemblies manufactured by the Company are used in various product applications, including automobile message centers, and aviation and telecommunications status arrays. Ballasts designed and manufactured by the Company supply power to start and operate fluorescent and HID lamps and signage products (neon displays).

         The Company's strategy is to operate as a vertically integrated, highly automated, manufacturer providing "one stop" lighting solutions for its customers' lighting requirements by offering discrete lighting components, value-added integrated products and specialized lighting services. The Company's overall strategic view is to focus on the growth prospects of core business activities and to divest itself of non-core products, services and markets within the general lighting business. The Company is able to offer its global customers extensive design, engineering and manufacturing capabilities, while at the same time providing local, responsive service. The Company has 36 manufacturing facilities, as well as sales offices and distribution facilities, in more than 30 countries. The Company's customers include wholesalers, original equipment manufacturers ("OEMs"), retailers, architects, designers and contractors.

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

OPERATING STRATEGY

         The Company's operating strategy is designed to enhance the Company's position as a leading international designer, manufacturer and supplier of lighting products, while at the same time increasing profitability through:

         -        improved operating efficiencies

         -        continued vertical integration and automation

         -        continued focus on responsiveness and product quality

         Improve Operating Efficiencies. The Company continues to focus its efforts in realizing cost savings in connection with the integration of its acquired businesses. Certain acquired businesses have operated at significantly lower margins than the Company's base business, and the Company. The Company intends on divesting itself of non-core products, services and markets within its general lighting business in an effort to improve operating margins associated with the acquired businesses.

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

         Continue Focus on Responsiveness and Product Quality. The Company's ability to conceive, design and engineer new products in a short period of time is a significant competitive advantage. Management has developed "Competency Centers" within its manufacturing facilities to optimize the expertise of the Company's design, engineering, manufacturing and technical sales support teams. In addition, the Company has developed technology to monitor and control its production performance. As a result of various quality initiatives, the Company has achieved a preferred supplier designation for its miniature lighting products from several of its OEM customers, including Q-1 certification from Ford Motor Company and a Quality Excellence award from Chrysler Corp. In addition, certain of the Company's facilities have received QS-9000, ISO 9001 and Euro-Net ISO 9000 and 9001 certifications. Such certifications in many instances are a pre-requisite for contractual orders, particularly with large industrial users of the Company's products

GROWTH STRATEGY

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

         Internal growth is expected to be driven by:

         -        increasing sales to existing and new customers

         -        introducing new lighting technologies

         -        continuing to diversify geographic operations

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

         The Company plans to continue to use strategic acquisitions and alliances to effect its vertical and horizontal integration strategies. Acquisitions are selected based upon their potential to:

         - augment the Company's technology, engineering and design capabilities

         - broaden the Company's product offerings and channels of distribution

         -        provide additional manufacturing facilities

         -        access global markets

         - effect cost reduction opportunities and other operational synergies

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

INDUSTRY OVERVIEW

         The lighting industry is a large, mature market, which is characterized by the long life cycle of its lighting products. The global lighting industry consists of many firms, ranging from large, multinational, multiproduct, publicly owned companies to small, single-product, private firms. The industry includes three dominant firms, General Electric, Osram and Philips. While these three companies are active in all of the major sectors of the global lighting industry, concentration levels vary by sector and region. The lamp market is highly concentrated whereas the fixture and miniature lighting markets are highly fragmented. The ballast market is concentrated and consists of several large companies. Smaller firms have found or created niches in certain markets which have been defined by specific competencies, technologies or differentiated products. Some specialized areas, such as normal line voltage halogens, compact fluorescents and metal halides, have recently experienced a rapid rate of growth.

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

         The ballast market is estimated at approximately $3.2 billion annually. The market is impacted by the increasing need to conserve energy, better luminescence output, increased lamp life and less color shift. Ballasts are used to supply power to start and operate fluorescent, compact fluorescent and HID lamps and signage products.

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

PRODUCTS AND MARKETS

         The following table sets forth the percentage of net sales by product category for Fiscal 1998, Fiscal 1999 and Fiscal 2000.


                                                         Year Ended
                                             -----------------------------------
Products                                     1/03/99       1/02/00      12/31/00
--------                                     -------       -------      --------

Lamps ..............................           51%           48%           46%
Fixtures ...........................           23            22            27
Miniature Lighting Assemblies ......            9             8             8
Ballasts ...........................           10             9             6
Service ............................           --             7             6
Other ..............................            7             6             7
                                              ---           ---           ---
     Total .........................          100%          100%          100%

         The Company's manufacturing and developmental activities are focused as follows:

         Lamps. The Company intends to continue to address the market's demands for affordable, energy-efficient lamps with longer life cycles. In this regard, the Company has produced and is continuing to develop, among other lighting products, (i) compact fluorescent lamps with novel features and performance characteristics,
(ii) tungsten halogen lamps using line voltage, which have the capability of replacing standard incandescent lamps, (iii) twin-arc high pressure sodium ("SHP") and mercury-free SHP lamps for general lighting as well as special applications such as film and theater use, (iv) triphosphor fluorescent lamps with improved lumen maintenance, and (v) metal halide lamps that combine energy efficient illumination, long lamp life, excellent color rendition and compact lamp size. Through the introduction of a new range of "high voltage" halogen reflector lamps, known as "Hi-Spot," which has been supplemented with a miniature 50 millimeter line voltage lamp, the Company has demonstrated leadership in product development in this area.

         Fixtures. Trend setting accent fixtures track both the requirements of the marketplace and the emergence of new concept lamps, notably line voltage halogen, metal halide and compact fluorescents. New low glare fixture development by the Company has been launched in response to guidelines recommended by certain international engineering industry groups for reducing the potential harmful effects in the area of visual display units, as well as lower wattage per square meter of illuminated surface. In addition, the Company intends to continue to focus its efforts on providing industrial and commercial lighting fixtures that will meet the changing performance and aesthetic requirements of its customers. The Company also sells decorative lighting fixtures and table lamps into the retail market.

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

         Ballasts. Ballasts supply power to start and operate fluorescent, compact fluorescent and HID lamps and signage products. Patented technology has provided the Company with new three way switching and dimming capabilities for its fluorescent lamps. A portion of the ballasts produced by Power Lighting Products is being used throughout the Company's subsidiaries as a lamp component for manufacturing.

         The Company sells its products under a variety of brand names in over 30 countries. Its flagship brand, Sylvania, is one of the world's leading lighting brands and covers a full line of lamps, industrial and commercial fixtures, and specialty products. Other lamp and fixture lines include Concord, architectural and display lighting; Claude, consumer and industrial and commercial lamps and fixtures; Lumiance, display lighting fixtures; Linolite, residential and commercial task lighting fixtures; Le Dauphin, high fashion table fixtures; Brilliant, decorative lighting and fixture products; Marlin, architectural and display lighting fixtures; and Eclatec, outdoor lighting. Ballasts are sold under the Power Lighting Products brand label. Miniature lighting assemblies are sold under the Chicago Miniature Lamp and SLI Miniature Lighting labels. While the Company generally sells its products under its own brand names, it also sells under its customers' private brand labels, a practice which is common in the retail sector. The Company also sells its products to other lighting companies under such companies' brand labels.

CUSTOMERS

         The Company's customers include wholesalers, OEMs, retailers, architects, designers and contractors. For Fiscal 2000, the Company's main customer base for lamps and industrial and commercial fixtures was the wholesale channel (approximately 35% of the Company's revenue, of which more than 10% was through international electrical wholesalers such as Rexel, Sonepar and Hagemeyer). The retail market for lamps and fixtures is characterized by a small number of large customers which contributes to competitive and pricing pressure from suppliers located in the Pacific Rim, especially in compact fluorescent lamps, which provide an attractive combination of high unit price and low freight cost. The professional installer market is important to the Company for lamps and accent fixture products. These products, which the Company sells under the Concord and Lumiance brands, are often designed pursuant to customer specifications. The Company does not believe that any one customer accounted for more than 5% of net sales in Fiscal 2000.

MANUFACTURING

         The Company has 36 manufacturing facilities in 13 countries, including 5 facilities in the U.S. The manufacturing operations of the Company are vertically integrated through design, engineering, manufacturing, assembly and sales. This integration enables the Company to control product cost more effectively, helps ensure quality and allows the Company to offer its customers a wide array of products and services. The Company's manufacturing capabilities include lamp forming and cutting, socket manufacturing, glass and plastic fiber drawing, lamp equipment manufacturing, plastic injection molding, and the production of complex molds and dies, as well as various assembly operations. In Fiscal 2000, the Company manufactured approximately 90% of the products sold.

         The Company's manufacturing operations are based on a number of "Competency Centers." The production activities of each manufacturing facility are generally specialized in the manufacturing of a particular line of related lighting products. For example, the Company produces fluorescent lamps in Germany, accent fixtures in the United Kingdom and miniature lighting products in New Jersey, U.S.A. The design, engineering, manufacturing and technical support sales teams associated with each product line are located at the related manufacturing facility.

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

         For Fiscal 2000, the Company purchased approximately 90% of its incandescent glass shells from a joint venture consisting of Philips and Osram and approximately 80% of its fluorescent glass tubing from Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all light emitting diodes ("LEDs") used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company recently acquired a European company primarily engaged in the production of LEDs which now supplies the Company with a small portion of its LED requirements. In addition, the Company has entered into a joint venture to establish a North American manufacturing plant for the production of surface mount LEDs. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LEDs or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's operations.

RESEARCH AND DEVELOPMENT

         The Company's research and development expenditures were $6.6 million for Fiscal 2000. The Company's research and development, in recent years, has been focused on product and process innovation, applying tested lighting technologies, rather than in the exploration of new lighting techniques. Much of the focus has been directed toward improvements in material science to improve lamp photometric performance, energy-efficiency and miniaturization as well as to lengthen the life of its products and reduce or eliminate the use of environmentally hazardous materials. Certain of the Company's competitors are significantly larger than the Company and devote a substantial amount of money to research and development.

SALES AND MARKETING

         The Company sells its lighting products through a direct sales force, sales representatives and distribution companies. The Company currently employs approximately 1,548 people in sales and marketing, with 1,169 in Europe, 119 in the U.S., 1 in Canada, 103 in Australia, 127 in Central and South America and 29 in Asia. In addition, the Company's sales force is augmented with 469 independent sales representative organizations, with designated geographic territories in the United States, Canada and Europe.

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

INTERNATIONAL OPERATIONS

         Approximately 68% of the Company's net sales for Fiscal 2000 were derived from outside the United States. The Company currently operates in more than 30 countries located in the Americas, Europe, and the Pacific Rim. As a result of its foreign sales and facilities, the Company's operations are subject to the risks of doing business internationally.


                                                              Year Ended
                                              ----------------------------------------------
                                               1/03/99           1/02/00           12/31/00
                                              --------          --------          ----------
                                                             (in thousands)
Net Sales:
   United States ...................          $159,565          $255,348          $  290,707
   Canada ..........................            18,426            20,891              17,560
   Europe ..........................           463,491           477,949             473,838
   Pacific Rim .....................            47,535            47,626              44,269
   Central and South America .......            84,051            73,009              86,941
                                              --------          --------          ----------
   Total ...........................          $773,068          $874,823          $  913,315
                                              ========          ========          ==========

Total Assets:
United States ......................          $160,172          $242,468          $  258,264
Canada .............................            10,937            11,177              22,112
Europe .............................           491,042           504,842             640,048
Pacific Rim ........................            25,783            25,969              24,251
Central and South America ..........            87,529            82,428              99,217
                                              --------          --------          ----------
Total ..............................          $775,463          $866,884          $1,043,892
                                              ========          ========          ==========

COMPETITION

         The industry in which the Company operates is highly competitive. Most of the Company's competitors offer products in some but not all of the markets served by the Company. The Company competes primarily on the basis of brand awareness, price, product quality, design and engineering, customer service and distribution strength. The lamp manufacturing industry is dominated by Philips, Osram and General Electric. The Company believes that it is the third largest lighting company in Europe, behind Philips and Osram. The fixture and miniature lighting assembly markets are highly fragmented with many suppliers. The ballast market is dominated by several large companies including MagneTek, Advance Transformer (a division of Philips) and Osram Sylvania. Some of the Company's competitors have substantially greater resources than the Company.

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

PATENTS, LICENSES AND TRADEMARKS

         The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company. The trademark Sylvania is owned by Osram-Sylvania, Inc. in the United States, Canada, Mexico and Puerto Rico and by the Company in all other jurisdictions where the name is registered. The Company's license agreements generally have a duration which coincides with either the patents or the trademarks (which have an indefinite life) covered thereby. Intellectual property rights associated with the Sylvania brand of products are licensed from Osram, which is a competitor of the Company, and there is no assurance that the Company's licenses may not be subject to challenge by Osram arising out of any future sales by the Company in the United States, Canada, Mexico and Puerto Rico.

EMPLOYEES

         As of December 31, 2000, the Company employed approximately 10,730 employees of whom 5,985 were employed in Europe, 1,089 in the U.S., 85 in Canada, 3,254 in Central and South America, 254 in Australia and 63 in Asia. Manufacturing and engineering operations employed 8,463 people, sales and marketing employed 1,548 people, and administration and finance employed 719 people. Union recognition and collective bargaining arrangements are in place in 15 countries (including the United States), covering a total of approximately 4,772 persons (331 in the United States). These agreements are with various labor unions and consortiums and expire at various dates. Management believes that it generally has a good relationship with its unionized and non-unionized employees.

ITEM 2.  PROPERTIES

         At December 31, 2000, the Company's manufacturing operations were being carried on at the following locations:


                 Location                        Square Footage               Product
                 --------                        --------------               -------
UNITED STATES:
Oklahoma(b).....................................    30,000*        miniature neon lamps and assemblies
Oklahoma(b).....................................    45,000*        lighting assemblies
New Jersey(a)...................................    59,200*        miniature lighting assemblies, injection
                                                                   molding of housings and lenses
New Jersey(b)...................................     7,000*        molds, tool and die
Pennsylvania(b).................................   269,000*        table and floor lamps

CANADA:
Ontario(b)......................................    75,000*        socket and socket lamp assemblies

EUROPE:
Tienen, Belgium(b)..............................   308,000*         HID lamps, halogen lamps for low and line
                                                                    voltage and general lighting service ("GLS") lamps
Hranice u Ase, Czech Republic(b)................     7,500*         miniature lamp assembly

Besancon, France(b).............................    44,000          miniature lighting, stamping and tooling
Besancon, France(b).............................    37,000          lighting systems
Besancon, France(b).............................    12,000          lampholder assemblies
Lyon, France(a).................................   235,000          specialty incandescent lamps
Maxeville, France(b)............................    77,469*         outdoor fixtures
St. Etienne, France(a)..........................   105,000          industrial/commercial fluorescent fixtures
St. Marcellin, France(b)........................    42,000          table lighting fixtures
Bamberg, Germany(b).............................    54,400*         miniature lamp manufacturing and assembly
Berlin, Germany(a)..............................    12,000          LED manufacturing
Coburg, Germany(a)..............................    17,000*         manufacturer of automated lamp making equipment
Erlangen, Germany(c)............................   255,000*         linear fluorescent lamps
Gnarrenburg, Germany(b).........................   297,372*         display fixtures
Goes, Netherlands(a)............................     7,700*         display fixtures
Haarlem, Netherlands(a).........................    45,000*         display fixtures
Bury St. Edmunds, United Kingdom(b).............    59,000          miniature lamp manufacturing and assembly
Feltham, United Kingdom(a)......................    76,100*         architectural fixtures
Newhaven, United Kingdom(a).....................     7,900*         architectural fixtures
Shipley, United Kingdom(b)......................   110,000*         miniature linear fluorescent and compact lamps
South Yorkshire, United Kingdom(b)..............   788,000*         lighting glass

                 Location                        Square Footage               Product
                 --------                        --------------               -------
AUSTRALIA:
Gosford, Australia(b) ..........................    72,000         high bay industrial fixtures
Brookvale, Australia(a) ........................    17,000         suspended linear fixtures


CENTRAL AND SOUTH AMERICA:
Santo Amaro, Brazil(b) .........................   390,000         incandescent and fluorescent low and line voltage and GLS lamps
Vinhedo, Brazil(b) .............................    74,000*        incandescent glass shells and fluorescent glass tubes
Bogota, Colombia(b) ............................    55,000*        linear fluorescent and incandescent lamps
Bogota, Colombia(b) ............................   155,000         incandescent and fluorescent glass and lamps
San Jose, Costa Rica(b) ........................    75,000*        starters and glow bottles
San Jose, Costa Rica(b) ........................    19,000*        miniature lighting assemblies
Juarez, Mexico(b) ..............................   163,000*        ballasts

---------

(a) Leased or subleased. Such leases expire on various dates. Lease payments for Fiscal 2001 will be approximately $16.9 million. See Note 10 to Notes to the Company's Consolidated Financial Statements.
(b)      Owned.
(c)      Manufacturing facility owned, warehouse space leased.
(*)      Includes warehouse space.

         The Company has sales offices and distribution facilities in over 30 countries.

         Certain Company-owned facilities located in the United States, Canada, Germany, the United Kingdom and Belgium are subject to mortgages which were entered into in connection with the Company's revolving credit facility.

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


NAME                                              AGE           POSITION WITH THE COMPANY
----                                              ---           -------------------------
Frank M. Ward...........................          57            Chief Executive Officer
M. Barrington Hare......................          62            President, SLI Miniature, Europe
Andy Smith..............................          53            Vice-President-Fixtures, SLI Europe
Paul A. Flynn...........................          41            President, SLI Miniature, North America
Neil Davies.............................          45            Chief Operating Officer and
                                                                Chief Financial Officer, SLI Europe and
                                                                Australasia
Richard F. Parenti......................          47            Vice President-Finance, Secretary and
                                                                Chief Financial Officer
Robert J. Mancini.......................          45            Treasurer

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

         M. Barrington Hare is President of SLI Miniature Lighting, Europe. Prior to May 1998, Mr. Hare was a Director and Chief Executive Officer of VCH International Limited, having headed the management buy-out of the USA and UK lamp interests of General Instrument Corporation in 1987. Prior to that date he served for 13 years as General Manager and Vice President of the General Instrument Lamp Division responsible for the USA and UK businesses. Prior thereto he was involved in various financial roles in diverse businesses both in Germany and the UK. Mr. Hare was appointed to the Board in September 1998. Mr. Hare is a Fellow of the UK Association of Certified Accountants and a past member of the Institute of Taxation.

         Andy Smith is Vice-President-Fixtures, SLI Europe. Mr. Smith has been in the lighting business in excess of 30 years. He joined Sylvania Lighting International B.V. ("SLI, B.V.") in 1994 and has held various positions with the company. In July 2000, he was appointed Vice-President-Fixtures, SLI Europe. He is responsible for the Company's European operations. Before joining SLI, B.V. he was Managing Director of Marlin Lighting for five years and prior thereto served as managing director for several engineering companies in the United Kingdom. He received a diploma in management studies from the London Business School.

         Paul A. Flynn is President of SLI Miniature Lighting - North America. Previously, Mr. Flynn served as Vice President of SLI Miniature Lighting - North America from 1994 to 1999. From 1992 to 1994, Mr Flynn was the Director of Sales and Marketing for Industrial Devices, Inc. ("IDI"), which was acquired by the Company in 1994. Prior to such time, he was the National Sales Manager of IDI from 1987 to 1992. Mr. Flynn earned a Bachelor of Arts degree in marketing from Fairfield University.

         Neil Davies was appointed Chief Operating Officer of SLI Europe and Australasia in July 2000. Mr. Davies has served as Chief Financial Officer for SLI Europe and Australasia since December 1998. From 1993 through 1998, Mr. Davies has held various controller positions with Sylvania Lighting International, B.V. Mr. Davies holds a degree in Business Studies from Liverpool University.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on The New York Stock Exchange. The following table sets forth the range of high and low sales prices for the Company's Common Stock for each period indicated (adjusted for stock splits).


                                                                   HIGH                    LOW
                                                                  ------                  ------

Fiscal 1999:
     First Quarter............................................    $ 28.25                 $ 18.12
     Second Quarter...........................................      35.00                   22.00
     Third Quarter............................................      28.25                   19.38
     Fourth Quarter...........................................      21.75                    8.31

Fiscal 2000:
     First Quarter............................................      17.00                   10.75
     Second Quarter...........................................      16.81                   11.18
     Third Quarter............................................      12.43                    7.12
     Fourth Quarter...........................................       9.18                    5.87

Fiscal 2001:
     First Quarter (through February 28, 2001)................       9.87                    6.18

---------

         Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         As of December 31, 2000, the approximate number of holders of record of the Company's Common Stock was 141 and the number of beneficial holders, including individual participants in security position listings with clearing agencies, was estimated at approximately 9300.

DIVIDENDS

         In January 2000, the Company authorized an annualized cash dividend of $.40 per share, which was paid quarterly during Fiscal 2000. In March 2001, the Company authorized payment of a cash dividend of $.10 per share for the first quarter of 2001 and a reduction in annualized cash dividends from $.40 to $.20 per share. Future dividends, if any, will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

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

                                                                          One
                                                      Year          Year       Month         Year         Year           Year
                                                     Ended         Ended       Ended         Ended        Ended          Ended
                                                    12/1/96      11/30/97    1/4/98(a)      1/3/99       1/2/00        12/31/00
                                                   --------     ---------    ---------     ---------    ---------     ----------
Income Statement Data(b):
Net sales .....................................    $ 94,171     $ 329,959     $ 53,866     $ 773,068    $ 874,823     $  913,315
Cost of products sold .........................      61,147       231,933       40,199       533,484      630,106        662,020
                                                   --------     ---------     --------     ---------    ---------     ----------
   Gross margin ...............................      33,024        98,026       13,667       239,584      244,717        251,295
Selling, general and
   administrative expenses ....................      14,552        65,549       14,004       178,235      183,632        203,776
Restructuring costs ...........................          --         5,115           --         2,022        2,300          8,106
                                                   --------     ---------     --------     ---------    ---------     ----------
   Operating income (loss) ....................      18,472        27,362         (337)       59,327       58,785         39,413
Interest expense, net .........................         301         1,156        1,206        16,892       15,353         20,695
Other (income) expense, net ...................      (1,294)       (2,326)        (471)        1,247       (1,765)        (6,442)
                                                   --------     ---------     --------     ---------    ---------     ----------
Income (loss) before income taxes .............      19,465        28,532       (1,072)       41,188       45,197         25,160
Income taxes ..................................       6,029         7,591         (525)        8,156        6,888          4,096
                                                   --------     ---------     --------     ---------    ---------     ----------
   Net Income (loss) ..........................    $ 13,436     $  20,941     $   (547)    $  33,032    $  38,309     $   21,064
                                                   ========     =========     ========     =========    =========     ==========
   Net Income (loss)
     per common share-basic(c) ................    $   0.55     $    0.73     $  (0.02)    $    1.14    $    1.19     $      .61
                                                   ========     =========     ========     =========    =========     ==========
Weighted average shares
   outstanding-basic(c) .......................      24,357        28,761       28,659        28,898       32,290         34,328
                                                   ========     =========     ========     =========    =========     ==========
   Net Income
     per common share-diluted(c) ..............    $   0.55     $    0.71     $  (0.02)    $    1.10    $    1.14     $      .61
                                                   ========     =========     ========     =========    =========     ==========
Weighted average shares
     outstanding-diluted(c) ...................      24,488        29,331       29,298        30,132       33,501     $   34,566
                                                   ========     =========     ========     =========    =========     ==========

Balance Sheet Data at End of Period(b):
Working capital..............................      $ 98,308     $ 117,606                  $  97,790    $ 145,074     $  186,675
Total assets.................................       212,002       651,661                    775,463      866,884      1,043,892
Short-term debt..............................        25,174        14,821                     29,874       61,265         57,589
Long-term debt, less current portion.........         5,607       185,434                    238,530      164,160        316,051
Stockholders' equity.........................       151,164       166,051                    217,810      374,017        358,382

---------------


(a) In January 1998, the Company changed its financial reporting year-end from the Sunday nearest December 1 to the Sunday nearest December 31. As a result of this change, the Company had a one-month transition period ending January 4, 1998.
(b) Revenues, expenses, assets and liabilities have been significantly affected by the number and timing of acquisitions made by the Company.
(c) In August 1996
and February 1998, the Company effected 3-for-2 stock splits in the form of 50% stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its acquisition based growth strategy, the Company has grown from a specialized manufacturer of miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, and ballasts. The Company's overall strategic view is to focus on the growth prospects of core business activities and to divest itself of non-core products, services and markets within the general lighting business. In March 2001, the Company approved a plan to divest itself from the lighting service and maintenance business and has entered into an agreement to sell certain assets and service contracts. In addition, the Company ceased manufacturing of its magnetic ballasts in January 2001.

The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at December 31, 2000 had 36 manufacturing plants in 13 countries. SLI, Inc. acquired 2 companies in 2000 ("recent acquisitions"), 4 companies in 1999 and 6 companies in 1998, which has an impact on year-to-year comparisons of revenues and earnings.

In July 2000, the Company acquired certain business lines of Emess Plc for approximately $102 million in cash, as financed through the Company's credit facility. The acquired business lines include Brilliant (Germany) a leading brand in decorative lighting and fixtures for the European retail market, Marlin
(UK) a UK market leader in architectural and display lighting fixtures, Eclatec (France) an outdoor lighting manufacturer and Emess Lighting Inc. (USA) a leading brand of table lamps. The acquisition has been accounted for using the purchase method. The results of the Brilliant operations were reported using the equity method until effective control was established in November 2000.

Effective September 2000, the Company purchased the assets of an UK based lamp-glass manufacturer for approximately $17 million in cash.

For the year ended December 31, 2000, January 2, 2000 and January 3, 1999, 68.2%, 70.8% and 79.4%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and can continue to affect the Company's balance sheet and results of operations.

The following discussion and analysis of the results of operations for the year ended December 31, 2000 should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements and should be read in conjunction with the "Risk Factors" section of this Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                                           Year Ended
                                                               1/3/99        1/2/00      12/31/00
                                                               ------      ----------    --------
Net sales...................................................   100.0%        100.0%       100.0%
Cost of products sold.....................................      69.0          72.0         72.5
                                                               -----         -----        -----
Gross margin..............................................      31.0          28.0         27.5
Selling, general and administrative expenses..............      23.0          21.0         22.3
Restructuring costs.......................................        .3            .3           .9
                                                               -----         -----        -----
Operating income..........................................       7.7           6.7          4.3
Interest (income) expense, net............................       2.2           1.7          2.3
Other (income) expense....................................        .2          (0.2)        (0.7)
                                                               -----         -----        -----
Income before income taxes................................       5.3           5.2          2.7
Income taxes..............................................       1.0           0.8          0.4
                                                               -----         -----        -----
Net income................................................       4.3%          4.4%         2.3%
                                                               =====         =====        =====


Year ended December 31, 2000 compared to the year ended January 2, 2000.

Net sales. Net sales increased by 4.4% from $874.8 million for the year ended January 2, 2000 to $913.3 million for the year ended December 31, 2000. This increase was primarily due to the additional sales generated by the recent acquisitions (totaling $79.3 million) and to growth generated from the integration of incremental sales of the 1999 acquisitions into ongoing operations, as offset by the effects of foreign currency translation. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 6.6% or $57 million, for the year ended December 31, 2000 as compared to the year ended January 2, 2000. Net sales for the year ended December 31, 2000 are also affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North

America, as a result of market pricing pressures.

Gross Margin. Gross margin increased by 2.7% from $244.7 million for the year ended January 2, 2000 to $251.3 million for the year ended December 31, 2000. Gross margin from the recent acquisitions totaled approximately $24.4 million for the year ended December 31, 2000. The translation effects of the weakening European currencies negatively impacted gross margin by approximately 6.3% or $16 million for the year ended December 31, 2000 as compared to the year ended January 2, 2000. As a result of improved ballast product performance, gross margin for the year ended December 31, 2000 was positively impacted by a change in accounting estimates for ballast product warrantees, totaling $4.7 million. Gross margin for the year ended December 31, 2000 was also negatively affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $183.6 million for the year ended January 2, 2000 to $203.8 million for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 21.0% for year ended January 2, 2000 to 22.3% for the year ended December 31, 2000. This increase was largely due to the 1999 and 2000 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

Restructuring costs. In the year ended December 31, 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The European restructuring plan is expected to generate annualized savings of approximately $8.5 million upon completion. In the North America general lighting plan, restructuring costs of $1.2 million were recorded in the year ended December 31, 2000. The North American plan includes a shut down of certain manufacturing operations and a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. The expected annualized savings of the North American restructuring plan is expected to total approximately $3.6 million.

In connection with the purchase price accounting for the acquisition of certain business lines of Emess Plc , the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million. The reorganization plan affected employee terminations in Europe and the US. The purchase liabilities include severance costs, the disposal of fixed assets and other exit costs. The costs in connection with the reorganization plan will be incurred over the next 18 months and will be paid from cash provided by operations. The Company expects to realize annualized savings of approximately $4.0 million by the end of 2001, primarily as a result of reduced employee expenses.

In the quarter ended July 4, 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. This restructuring plan was completed in 1999. The Company realized approximately $1 million in annualized cost savings, largely as a result of reduced employee expense.

The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See Note 7 of Notes to the Company's Consolidated Financial Statements.

Interest (income) expense, net. Interest expense, net, increased from $15.4 million for the year ended January 2, 2000 to $20.7 million for the year ended December 31, 2000, primarily as a result of an increase in average outstanding borrowings in connection with the recent acquisitions. In addition, the overall weighted average interest rate increased approximately 50 basis points for the year ended December 31, 2000 as compared to January 2, 2000.

Other (income) expense. Other income of $6.4 million for the year ended December 31, 2000 includes $4.0 million related to the recording of the effects of foreign exchange transactions and equity income in investments totaling $3.1 million, as offset by $635,000 in other expenses. Substantially all of the other income for the year ended January 2, 2000 resulted from recording the effects of foreign exchange transactions.

Income before income taxes. As a result of the above factors, income before income taxes decreased from $45.2 million for the year ended January 2, 2000 to $25.2 million for the year ended December 31, 2000.

Income taxes. For the year ended December 31, 2000, the Company recorded a tax provision of $4.1 million on pretax income of $25.2 million, for an effective rate of approximately 16.3%, compared to approximately 15.2% for the year ended January 2, 2000. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. As a result of certain net operating losses becoming fully utilized as of December 31, 2000, the Company's effective tax rate is expected to rise in 2001 and thereafter.

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

As of December 31, 2000, the Company's cash on hand was $77.3 million. For Fiscal 2000, net cash provided by operating activities was $36.3 million and cash used in investing activities totaled $119.9 million, net of proceeds from the sale of equipment amounting to $26.8 million. The investing activities primarily include acquisitions, totaling $111.9 million, and capital expenditures for production equipment, totaling $34.7 million. Net cash provided by financing activities for Fiscal 2000 aggregated $136.1 million, which included $123.5 million in net borrowings under the Company's worldwide credit facilities, repurchases of Common Stock totaling $3.8 million, interest paid on a forward-share agreement totaling $.2 million, proceeds from the exercise of stock options totaling $0.7 million and dividend payments totaling $10.1 million.

As of December 31, 2000, the Company had available borrowings, subject to certain financial covenants, of approximately $147.6 million under the existing Revolving Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $ 4.3 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements. On October 27, 2000, the Company renewed its 364 day Revolving Credit Facility at a level of $141 million. This facility is renewable annually and/or convertible to a term loan which will mature October 29, 2004.

In February 2000, the Company entered into an equity forward purchase transaction whereby the Company has the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company is not required to pay for shares purchased under the transaction until the end of a two-year period. The Company shall make quarterly payments of interest on the principal amount of shares which the Company commits to purchase, with interest to be calculated based on LIBOR plus a spread determined upon the Company's leverage ratio. On the termination date, the Company has the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. As such, the contract is considered an equity instrument and is recorded as a reduction or addition to paid-in capital depending on the market price of the shares at the settlement date. To date, the Company has made commitments to purchase 1,612,900 shares for a principal purchase price of approximately $15.0 million. The fair value of the shares of common stock at December 31, 2000 was approximately $10.4 million.

In the event that the closing price of the Company's stock is less than the average price (per the agreement) by an amount equal to or greater than 25%, the Company may be required to make an interim settlement in either cash or equivalent shares. The settlement dates are the first business days of the quarter subsequent to the accumulation period which ended October 31, 2000. The next potential settlement date is the first business day of April 2001. In addition, the counterparty has a right to terminate the equity forward if the closing price of the Company's stock is $6.00 or below. The closing price of the Company's common stock was below $6.00 in December 2000, but the counterparty has agreed to postpone any exercise of its termination rights pending an alternative structure to the equity forward transaction.

In March 2000, the Company entered into a sale leaseback transaction in connection with a 370,000 square foot distribution facility located in France. The sale leaseback arrangement involved the sale of a warehouse distribution center for approximately $ 17.8 million. Under the terms of the lease arrangement, the Company has entered into a 12-year lease to begin in December of this year. The resulting net gain of approximately $ 1.8 million is being amortized over 12 years. The resulting lease is a capital lease. The related asset is included in land and buildings and the accumulated amortization at December 31, 2000 is $ 161,000. See Note 9 of Notes to the Company's Consolidated Financial Statements.

In July 2000, the Company established a five year 78.0 million Euro (approximately $73 million) Receivable Purchase Agreement ("Receivables Facility") with a financial institution. In September 2000, the Company amended its five year Euro Receivable Purchase Agreement ("Receivables Facility"). The amount of proceeds allowable under the Receivables Facility at any time is a function of the amount of the outstanding eligible trade accounts receivables up to 55.0 million Euro (approximately $52 million). The net proceeds from the sale of accounts receivable (approximately $26 million) at the end of the fourth quarter were used to repay borrowings.

In December 2000, the Company entered into certain sale/leaseback arrangements for manufacturing equipment with General Electric Capital. The sale/leaseback arrangement involved the sale of the equipment for approximately $26.4 million. The basic term of the lease is three years with two optional extensions, each for the period of one year. Therefore, the maximum lease term is 5 years. The resulting net gain of $11.6 million, included in other long-term liabilities at December 31, 2000, is being amortized over three years. The lease is accounted for as an operating lease.

On March 22, 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. In connection with this divestiture, the Company expects certain remaining assets to be disposed and the impact is expected to result in a write-down of the carrying value of such assets, totaling approximately $45 million. The result of this transaction will be recorded in the first quarter 2001.

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

The Company believes that cash from operations and borrowings available under the Company's credit facilities will be sufficient to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $ 30 million.

Subsequent Events

On March 22, 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. In connection with this divestiture, the Company expects certain remaining assets to be disposed and the impact is expected to result in a write-down of the carrying value of such assets, totaling approximately $45 million. The result of this transaction will be recorded in the first quarter 2001.

In March 2001, the Company authorized payment of a cash dividend of $.10 per share for the first quarter of 2001 and a reduction in annualized cash dividends from $.40 to $.20 per share. Future dividends, if any, will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

Net Operating Loss Carry Forwards

The Company had net operating loss carryforwards for tax purposes of approximately $75.8 million at December 31, 2000, of which approximately $38.2 million expire through 2020 and $37.6 million do not expire.

ITEM 7A. MARKET RISK

The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates foreign currency denominated debt obligations. Reference is made to Notes 4 and 15 of the Notes to the Company's Consolidated Financial Statements.

Debt Denominated in Foreign Currencies is as follows:

                                                                                                           Fair
                                                                                        There-             Value
                                           2000     2001     2002     2003     2004     after     Total  12/31/00

                                                                             (Dollar Equivalents in Millions)
Belgium Francs
   Variable Rate Loan.................      2.8      --       --       --       --        --       2.8      2.8
   Avg. Interest Rate.................      6.4%     --       --       --       --        --        --       --
   Avg. Forward Currency
     Exchange Rate....................    0.023      --       --       --       --        --        --       --
Deutsche Marks
   Variable Rate Loan.................      6.3      --       --       --       --        --       6.3      6.3
   Avg. Interest Rate.................      6.4%     --       --       --       --        --        --       --
   Avg. Forward Currency
     Exchange Rate....................    0.482      --       --       --       --        --        --       --
Euro
   Variable Rate Loan.................      6.6      --       --       --       --        --       6.6      6.6
   Avg. Interest Rate.................      6.5%     --       --       --       --        --        --       --
   Avg. Forward Currency
     Exchange Rate....................     .942      --       --       --       --        --        --       --
Japanese Yen
   Variable Rate Loan.................     12.2      --       --       --       --        --      12.2     12.2
   Avg. Interest Rate.................      2.2%     --       --       --       --        --        --       --
   Avg. Forward Currency
     Exchange Rate....................    0.009      --       --       --       --        --        --       --

The Company has a Euro interest rate swap agreement whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement, as amended, expires April 1, 2001. At December 31, 2000, the notional principal amount of the swap agreement was Euro 45 million (approximately $42.2 million) having a fixed rate of 3.835%. The fair value of the swap at December 31, 2000 was $418,000.

In connection with the capital lease of the warehouse distribution center in France, the Company entered into a French Franc interest rate swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement expires March 10, 2005. At December 31, 2000, the notional principal amount of the swap agreement was French Francs 124 million (approximately $17.8 million) having a fixed rate of 5.46%. The fair value of the swap at December 31, 2000 was French Francs 3.1 million (approximately $445,000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is found immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is made to the Company's definitive proxy statement for the 2001 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference. Reference is also made to Item 4A in Part I of this Report with respect to the executive officers of Registrant.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company's definitive proxy statement for the 2001 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Reference is made to the Company's definitive proxy statement for the 2001 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive proxy statement for the 2001 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

1. Financial Statements filed as part of this Report:

(a) SLI, Inc. and subsidiaries

Report of Independent Auditors -- Ernst & Young LLP

Consolidated Balance Sheets of Registrant as of December 31, 2000 and January 2, 2000

Consolidated Statements of Income of Registrant for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999

Consolidated Statements of Cash Flows of Registrant for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999

Notes to Consolidated Financial Statements of Registrant

(b) Chicago Miniature Lamp (Canada), Inc.

Auditors' Report of Hards Pearson

Balance Sheets as at December 31, 2000 and January 2, 2000

Statements of Income for years ended December 31, 2000, January 2, 2000 and January 3, 1999

Statements of Retained Earnings for years ended December 31, 2000, January 2, 2000 and January 3, 1999

Statements of Cash Flows for the years ended December 31, 2000, January 2, 2000 and January 3, 1999

Notes to Financial Statements

2. Schedules.

All schedules other than Schedule II, Valuation and Qualifying Accounts, set forth below, are omitted as the required information is inapplicable or is presented in the financial statements or related notes which are incorporated herein by reference.

3. Exhibits.

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
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


10.26       Copy of Contract for Purchase and Sale of Stock of Alba-Malaysia by and between Werner A. Arnold and the Company dated May 15, 1996(6)
10.28       Copy of Contract for Purchase and Sale of Stock of Valmont Electric, Inc. by and between Valmont Industries,
            Inc. and the Company dated January 3, 1997(8)
10.29       Copy of Joint Venture Agreement by and among Schott Corporation, CML Fiberoptics, Inc., Electro
            Fiberoptics Corp., Schott CML Fiberoptics LLC, and the Company dated January 28, 1997(9)
10.30       Copy of Stock Purchase Agreement between the Sylvania Lighting International B.V. and the Company
            dated September 8, 1997(10)
10.31       Asset Purchase and Security Agreement dated November 21, 1997 by and among the Company and Solium, Inc. and Pacific Scientific Company(1)
10.32       Acquisition Agreement dated January 7, 1997 between Gustav Bruckner GmbH and Alba Speziallampen
            Holding GmbH(1)
10.33(a)    Amended and Restated Credit Agreement dated as of October 30, 1997 and amendments thereto(1)
10.33(b)    Second Amended and Restated Credit Agreement dated as of October 29, 1999(11)
10.34       Framework Agreement for Supply Contracts between Osram GmbH and EDIL International Lighting B.V.(1)
10.35       Amended and Restated Intellectual Property Allocation and License Agreement dated August 6, 1992 among
            EDIL International Lighting B.V. and Osram Acquisition Corporation and Osram GmbH(1)
10.36       Supply contract dated February 19, 1985 between Osram and Sylvania(1)
10.37       Purchase Agreement dated March 4, 1996 between Philips Lighting B.V. and Sylvania N.V.(1)
10.38       Settlement Agreement dated August 14, 1997 between Sylvania Lighting International B.V. and Osram GmbH(1)
10.39       Framework Agreement dated as of January 29, 1997 between Osram Sylvania Products, Inc. and Osram Sylvania and Sylvania Lighting International B.V.(1)
10.40       Agreement dated June 6, 1982 between Emgo and GTE Sylvania(1)
10.41       Employment agreement between the Company and Mr. Frank Ward(1)
10.42       Employment agreement between the Company and Mr. Richard Parenti(1)
10.48       Employment agreement between the Company and Mr. Fredrick Howard(1)
10.49       Purchase Agreement dated May 27, 2000 by and between the registrant and Emess Plc (12)
21.1        List of subsidiaries*
23.1(a)     Consent of Ernst & Young LLP*
23.1(b)     Consent of Hards Pearson*

---------------

*      Filed herewith

(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 333-49287
(2) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-90416.
(3) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended December 3, 1995, File No. 0-25848.
(4) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended March 3, 1996, File No. 0-25848.
(5) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848.
(6) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated June 14, 1996, File No. 0-25848.
(7) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 10, 1995, File No. 0-25848.
(8) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated January 30, 1997, File No. 0-25848.
(9) Incorporated by reference to the Exhibits included in the Company's Form 10-K dated December 1, 1996, File No. 0-25848.
(10) Incorporated by reference to the Exhibits included in the Company's Form 8-K dated September 10, 1997, File No. 0-25848.
(11) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended April 2, 2000, File No. 0-25848.
(12) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 2, 2000, File No. 0-25848.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001                  SLI, INC.



                                       By: /s/ Frank M.Ward
                                          --------------------------------------
                                       Name:   Frank M.Ward
                                       Title:  President



                                       By: /s/ Richard F. Parenti
                                          --------------------------------------

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

Signature                                   Title             Date
---------                                   -----             ----


/s/ Frank M. Ward
----------------------------------          Director          March 30, 2001
Frank M. Ward


/s/ Donald S. Dewsnap
----------------------------------          Director          March 30, 2001
Donald S. Dewsnap


/s/ Maurice B. Hare
----------------------------------          Director          March 30, 2001
Maurice B. Hare


/s/ Frederick B. Howard
----------------------------------          Director          March 30, 2001
Frederick B. Howard


/s/ Richard Ingram
----------------------------------          Director          March 30, 2001
Richard Ingram


/s/ Andy Smith
----------------------------------          Director          March 30, 2001
Andy Smith

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           SLI, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

                                                         Balance at        Charged to                                    Balance at
                                                        Beginning of       Costs and                                       End of
                                                           Period           Expenses      Deductions     Other (1)         Period
                                                        ------------       ----------     ----------     ---------       ----------
Year ended December 31, 2000
   Reserves and allowances deducted
   From asset accounts:
      Allowance for uncollectible accounts                   6,785            3,813         (2,557)         2,607          10,648
      Inventory reserves for excess and obsolete            11,381            3,940         (1,588)        11,929          25,662

Year ended January 2, 2000
   Reserves and allowances deducted
   From asset accounts:
      Allowance for uncollectible accounts                   9,369              672         (1,932)        (1,324)          6,785
      Inventory reserves for excess and obsolete            16,099              949         (4,171)        (1,496)         11,381

Year ended January 3, 1999
   Reserves and allowances deducted
   From asset accounts:
      Allowance for uncollectible accounts                   7,677              616         (1,372)         2,448           9,369
      Inventory reserves for excess and obsolete            13,727              835         (2,553)         4,090          16,099

(1) Represents allowance for doubtful accounts and inventory reserves for excess and obsolete acquired as a result of acquisitions, and the currency translation adjustments in these accounts during the period.

                                   SLI, Inc.

                         Index to Financial Statements



SLI, INC. AND SUBSIDIARIES

Report of Independent Auditors - Ernst & Young LLP                      F-2

Consolidated Balance Sheets as of December 31, 2000 and
January 2, 2000                                                         F-3

Consolidated Statements of Income for the years ended
December 31, 2000, January 2, 2000 and January 3, 1999                  F-4

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2000, January 2, 2000 and
January 3, 1999                                                         F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, January 2, 2000 and January 3, 1999                  F-6

Notes to Consolidated Financial Statements                              F-7

CHICAGO MINIATURE LAMP (CANADA), INC.

Auditors' Report - Hards Pearson                                        F-37

Balance Sheets as at December 31, 2000, January 2, 2000,
January 3, 1999 and January 4, 1998                                     F-38

Statements of Income for the years ended December 31, 2000,
January 2, 2000, January 3, 1999 and month ended January 4, 1998        F-39

Statements of Retained Earnings for the years ended
December 31, 2000, January 2, 2000, January 3, 1999 and month
ended January 4, 1998                                                   F-40

Statements of Cash Flows for the years ended December 31, 2000,
January 2, 2000, January 3, 1999 and month ended January 4, 1998        F-41

Notes to Financial Statements                                           F-42

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SLI, Inc.

We have audited the accompanying consolidated balance sheets of SLI, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listing in the index at Item 14(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chicago Miniature Lamp (Canada), Inc., a wholly owned subsidiary, which statements reflect net sales and income before income taxes of approximately $19,005,000 and $2,218,000, $20,891,000 and $3,422,000, and
$18,426,000 and $3,406,000, for the years ended December 31, 2000,
January 2, 2000, and January 3, 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Chicago Miniature Lamp (Canada), Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLI, Inc. and subsidiaries at December 31, 2000 and January 2, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP
Chicago, Illinois
February 10, 2001,
except for Note 21, as to which the date is
March 22, 2001

                           SLI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          December 31        January 2
                                                                             2000              2000
                                                                           ----------        ---------
ASSETS
Current assets:
   Cash and cash equivalents                                               $   77,271         $ 25,848
   Accounts receivable, less allowances for doubtful accounts of
     $10,648 and $6,785 at December 31, 2000, and January 2, 2000             187,783          195,881
   Inventories                                                                210,683          180,910
   Prepaid expenses and other                                                  18,594           19,222
                                                                           ----------         --------
Total current assets                                                          494,331          421,861

Property, plant, and equipment, net                                           411,085          350,478
Other assets:
   Goodwill, net of accumulated amortization                                   86,828           49,887
   Other intangible assets, net of accumulated amortization                    29,778           29,444
   Other                                                                       21,870           15,214
                                                                           ----------         --------
Total assets                                                               $1,043,892         $866,884
                                                                           ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                                $   56,203         $ 60,505
   Current portion of long-term debt                                              318              760
   Accounts payable                                                           134,182          113,673
   Accrued expenses                                                           111,080           92,118
   Current portion of capital lease obligation                                  1,068               --
   Income taxes payable                                                         4,805            9,731
                                                                           ----------         --------
Total current liabilities                                                     307,656          276,787

Long-term debt, less current portion                                          299,501          164,160
Other liabilities:
   Deferred income taxes                                                        8,231            5,815
   Pension liability                                                           22,402           27,723
   Long-term capital lease obligation, less current portion                    16,550               --
   Minority interest                                                            7,118               --
   Other long-term liabilities                                                 24,052           18,382
                                                                           ----------         --------
Total other liabilities                                                        78,353           51,920

Commitments and contingencies                                                      --               --

Stockholders' equity:
   Preferred stock, $.01 par value -- Authorized --
     5,000,000 shares, none issued and outstanding                                 --               --
   Common stock, $.01 par value -- Authorized -- 100,000,000 shares --
     Issued  and outstanding -- 34,727,206 shares at December 31,
     2000, and issued -- 34,566,388 shares at January 2, 2000                     347              346
   Common stock to be issued                                                       --           15,287
   Additional paid-in capital                                                 286,149          278,947
   Retained earnings                                                          123,410          116,012
   Accumulated other comprehensive loss                                       (51,524)         (31,741)
   Treasury stock at cost, 450,000 shares at January 2, 2000                       --           (4,834)
                                                                           ----------         --------
Total stockholders' equity                                                    358,382          374,017
                                                                           ----------         --------
Total liabilities and stockholders' equity                                 $1,043,892         $866,884
                                                                           ==========         ========


The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)


                                                                      Year ended
                                                 ---------------------------------------------------
                                                 December 31          January 2           January 3
                                                    2000                 2000                1999
                                                 -----------         ----------          ----------
Net sales                                         $  913,315         $  874,823          $  773,068
Cost of products sold                                662,020            630,106             533,484
                                                  -----------        ----------          ----------
Gross margin                                         251,295            244,717             239,584

Selling, general, and administrative
   expenses                                          203,776            183,632             178,235
Restructuring costs                                    8,106              2,300               2,022
                                                  ----------         ----------          ----------
Operating income                                      39,413             58,785              59,327

Other (income) expenses:
   Interest expense                                   22,308             16,266              17,809
   Interest income                                    (1,613)              (913)               (917)
   Other, net                                         (6,442)            (1,765)              1,247
                                                  ----------         ----------          ----------
Income before income taxes                            25,160             45,197              41,188

Income taxes                                           4,096              6,888               8,156
                                                  ----------         ----------          ----------
Net income                                        $   21,064         $   38,309          $   33,032
                                                  ==========         ==========          ==========
Net income  per common share -- Basic             $     0.61         $     1.19          $     1.14
                                                  ==========         ==========          ==========
Weighted-average shares outstanding --
   Basic                                          34,328,483         32,289,924          28,898,124
                                                  ==========         ==========          ==========
Net income per common share --
   Dilutive                                       $     0.61         $     1.14          $     1.10
                                                  ==========         ==========          ==========
Weighted-average shares outstanding --
   Dilutive                                       34,566,494         33,501,453          30,131,604
                                                  ==========         ==========          ==========


The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                  Common Stock
                             -----------------------
                                                     Common                                           Accumulated
                                Number               Stock     Additional                                Other
                                  of        Par      to Be      Paid-In      Treasury     Retained    Comprehensive
                                Shares     Value    Isssued     Capital       Stock       Earnings        Loss            Total
                             -----------   -----    -------     -------      --------     --------    -------------       -----

Balance at January 4, 1998    29,302,796    $293   $     --    $126,835      $ (8,672)    $ 44,671         $   (833)   $162,294
Comprehensive income:
   Net income                         --      --         --          --            --       33,032               --      33,032
   Translation adjustment             --      --         --          --            --           --            4,913       4,913
                                                                                                                       --------
Total comprehensive income            --      --         --          --            --           --               --      37,945
Issuance of common stock:
   Acquisitions                  680,000       7      8,419      12,591            --           --               --      21,017
   Exercise of stock
     options                     295,947       2         --       3,770            --           --               --       3,772
Purchase 604,800 shares
  for treasury                        --      --         --          --        (7,218)          --               --      (7,218)
Retire treasury shares          (932,245)     (9)        --     (11,797)       11,806           --               --          --
                              ----------    ----   --------    --------      --------     --------         --------    --------
Balance at January 3, 1999    29,346,498     293      8,419     131,399        (4,084)      77,703            4,080     217,810
Comprehensive income:
   Net income                         --      --         --          --            --       38,309               --      38,309
   Translation adjustment             --      --         --          --            --           --          (35,821)    (35,821)
                                                                                                                       --------
   Total comprehensive income         --      --         --          --            --           --               --       2,488
Issuance of common stock:
   Public offering,
     including over
     allotment, net of
     offering costs            6,000,000      60         --     153,403            --           --               --     153,463
   Acquisitions                  480,189       5      6,868      12,572            --           --               --      19,445
   Exercise of stock
     options                     542,118       6         --       5,766            --           --               --       5,772
Purchase 1,936,517 shares
   for treasury                       --      --         --          --       (24,961)          --               --     (24,961)
Retire treasury shares        (1,802,417)    (18)        --     (24,193)       24,211           --               --          --
                              ----------    ----   --------    --------      --------     --------         --------    --------
Balance at January 2, 2000    34,566,388     346     15,287     278,947        (4,834)     116,012          (31,741)    374,017
Comprehensive income:
   Net income                         --      --         --          --            --       21,064               --      21,064
   Translation adjustment             --      --         --          --            --           --          (19,783)    (19,783)
                                                                                                                       --------
Total comprehensive income            --      --         --          --            --           --               --       1,281
Issuance of common stock:
   Offering costs                     --      --         --         (21)           --           --               --         (21)
   Acquisitions                  826,318       8    (15,287)     15,279            --           --               --          --
   Exercise of stock
     options                      88,000       1         --         742            --           --               --         743
Tax benefit of exercise of
   non-qualified stock
   options                            --      --         --          42            --           --               --          42
Purchase 303,500 shares
   for treasury                       --      --         --           -        (3,756)          --               --      (3,756)
Retire treasury shares          (753,500)     (8)        --      (8,582)        8,590           --               --          --
Interest on forward share
   purchase agreement                 --      --         --        (258)           --           --               --        (258)
Cash dividends - $.40 per             --      --         --          --            --      (13,666)              --     (13,666)
   share                      ----------    ----   --------    --------      --------     --------         --------    --------
Balance at December 31, 2000  34,727,206    $347   $     --    $286,149      $     --     $123,410         $(51,524)   $358,382
                              ==========    ====   ========    ========      ========     ========         ========    ========

The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                            Year ended
                                                          ---------------------------------------------
                                                            December 31        January 2     January 3
                                                               2000               2000          1999
                                                          -------------       ----------     ----------
OPERATING ACTIVITIES

Net income                                                    $  21,064        $ 38,309       $ 33,032
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               29,321          23,404         17,280
     Deferred income taxes                                       (3,724)            (69)         1,701
     Other                                                           42              --             --
     Changes in operating assets and liabilities:
       Accounts receivable                                        4,219         (32,812)         2,361
       Inventories                                               (3,928)        (28,700)       (14,009)
       Prepaid expenses and other                                 6,445          (2,096)         1,715
       Accounts payable                                          (1,039)         (9,180)         2,084
       Accrued expenses                                         (10,708)         (9,957)       (14,555)
       Income taxes payable                                       3,266           3,841             37
       Stockholder receivable                                        --              --            (53)
       Other long-term liabilities                               (8,682)         (1,161)       (12,012)
                                                              ---------        --------       --------
Net cash provided by (used in) operating activities              36,276         (18,421)        17,581

INVESTING ACTIVITIES

Purchases of property, plant, and equipment                     (34,703)        (51,018)       (48,970)
Proceeds from disposal of property, plant, and equipment         26,759             481          2,529
Proceeds from sale of other investments                              --             332             --
Acquisitions, net of cash acquired                             (111,907)         (8,285)       (27,721)
                                                              ---------        --------       --------
Net cash used in investing activities                          (119,851)        (58,490)       (74,162)

FINANCING ACTIVITIES

Net borrowings of short term debt                                   441          27,997            313
Net borrowings (repayments) of revolving credit line            127,482         (78,561)        50,494
Proceeds from long-term debt                                         --             412          7,214
Payments of long-term debt                                       (4,338)         (5,820)       (22,967)
Payment of deferred financing costs                                  --          (1,556)            --
Proceed from sale of receivables                                 25,965              --             --
Proceeds from issuance of common stock - net of
   offering costs                                                   (21)        153,475             --
Repurchase of shares for treasury                                (3,756)        (24,962)        (7,218)
Interest paid on forward share agreement                           (258)             --             --
Exercise of stock options                                           743           6,451          3,079
Payment of dividends                                            (10,173)             --             --
                                                              ---------         -------       --------
Net cash provided by financing activities                       136,085          77,436         30,915
Effect of exchange rate changes on cash                          (1,087)         (2,067)           484
                                                              ---------       ---------       --------
Net increase (decrease) in cash and cash equivalents             51,423          (1,542)       (25,182)
Cash and cash equivalents, beginning of year                     25,848          27,390         52,572
                                                              ---------       ---------       --------
Cash and cash equivalents, end of year                        $  77,271       $  25,848       $ 27,390
                                                              =========       =========       ========

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                 $  21,028       $  16,306        $18,120
     Income taxes                                             $   4,875       $   3,229        $ 4,138


The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND ACQUISITIONS

SLI, Inc. (an Oklahoma corporation) and subsidiaries (collectively, the Company) operates in a single business segment as a vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures, and ballasts. Through its 25 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer and supplier of a wide variety of lighting products, including lamps, (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LEDs, and special lamps), fixtures, ballasts, and fiber optic lighting systems. The Company serves a diverse, international customer base and at December 31, 2000, had 36 manufacturing plants in 13 countries.

In July 2000, the Company acquired certain business lines of Emess Plc for approximately $102 million in cash, as financed through the Company's credit facility, and the assumption of $14.4 million of liabilities. The acquired business lines include a 78% interest in Brilliant AG (Germany), a leading brand in decorative lighting and fixtures for the European retail market, Marlin (UK), a UK market leader in architectural and display lighting fixtures, Eclatec (France), an outdoor lighting manufacturer, and Emess Lighting Inc. (USA), a leading brand of table lamps. The acquisition has been accounted for using the purchase method. The results of the Brilliant operations were reported using the equity method until effective control was established in November 2000. Effective September 2000, the Company purchased certain assets of a UK based lamp-glass manufacturer for approximately $18 million in cash.

SLI, Inc. acquired four companies in 1999 for approximately $7.5 million in cash and 428,182 common shares newly issued in 1999 and 713,818 shares newly issued in 2000 (common shares valued at a total of approximately $21.1 million) and the assumption of approximately $2.5 million of liabilities. Two of these purchase agreements require contingent purchase price adjustments if certain conditions are met, including management retention for a period of time, increased pretax income, and new business revenue. These amounts will be recorded as additional purchase price when the related contingency is resolved. No contingent purchase price had been paid or recorded at January 2, 2000, or December 31, 2000. Additionally, the Company acquired the remaining outstanding common stock of a 1998 acquisition for $3.0 million in cash.

                           SLI, INC. AND SUBSIDIARIES

1. ORGANIZATION AND ACQUISITIONS (continued)

In 1998, the Company acquired six companies for approximately $31.9 million in cash and 680,000 common shares newly issued in 1998 and 112,500 common shares newly issued in 1999 and 112,500 common shares newly issued in 2000, valued at approximately $21.0 million and the assumption of approximately $27.0 million in liabilities. In connection with one of the 1998 acquisitions, 100,000 shares (valued at approximately $2.5 million) were held in escrow pending the completion of an audit of the net working capital of the acquired company. Upon finalization in 1999 of the purchase accounting, only 42,107 shares were issued (valued at approximately $900,000) and the adjustment was recorded as a reduction in goodwill.

These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated values of the net assets acquired, in the amount of $40.3 million, $14.6 million, and $33.7 million in 2000, 1999, and 1998, respectively, has been recorded in goodwill. The balances and results of the acquired companies are included in the Company's consolidated amounts since the dates of acquisition, except for the July 2000 Brilliant acquisition, which was not consolidated until control was obtained in November 2000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

FISCAL YEAR

The Company's financial reporting year-end is the Sunday nearest to December 31 of each year. All references herein for the years 1998, 1999, and 2000 represent the fiscal years ended January 3, 1999, January 2, 2000, and December 31, 2000.

RECLASSIFICATIONS

Certain amounts in the fiscal 1999 and 1998 financial statements have been reclassified to conform with the fiscal 2000 presentation.

                           SLI, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

WARRANTY

The Company estimates its ballast warranty liability at the time of sale based upon historical warranty information. Management performs a review of the amount accrued each quarter. In 2000, as a result of this ongoing analysis, management determined that this warranty liability was overstated and reduced the liability by approximately $4.7 million. The change in estimate was recorded as a reduction in cost of products sold.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of shipment when title transfers. Revenue under long-term contracts is accounted for using the percentage of completion method. Under this method, revenue is recognized as work progresses in the ratio that costs incurred bear to estimated total costs. Costs and estimated earnings in excess of amounts billed are classified as current assets and amounts billed in excess of costs and estimated earnings recognized to date are classified as current liabilities. Any anticipated losses on contracts are charged to earnings when identified.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs were $29.5 million and $26.1 million for the years ended December 31, 2000 and January 2, 2000, respectively. For the year ended January 3, 1999, shipping and handling costs were not readily available.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           SLI, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Inventories consist of the following (dollars in thousands):


                                                 December 31        January 2
                                                     2000             2000
                                                ------------        ---------
                          Raw materials             $ 59,571         $ 46,358
                          Work in process             21,527           14,995
                          Finished goods             129,585          119,557
                                                    --------         --------
                                                    $210,683         $180,910
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

GOODWILL

Goodwill is amortized on a straight-line basis over the estimated useful life, which ranges from 25 to 40 years. Accumulated amortization is approximately
$5.4 million and $2.4 million at December 31, 2000, and January 2, 2000, respectively. Amortization expense was approximately $3.4 million, $1.7 million, and $253,000, for fiscal 2000, 1999, and 1998, respectively. The Company continually reviews its goodwill for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In performing the review for collectibility, the Company estimates the future cash flows expected to result from the use of the goodwill. If the sum of the

                           SLI, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expected future cash flow (undiscounted and without interest charges) is less than the carrying amount of the goodwill, an impairment loss is recognized. Measurement of such impairment loss for goodwill that the Company expects to hold and use is based on the excess of the carrying value over its fair value. To date, there have been no adjustments to the carrying amounts of goodwill resulting from these evaluations.

OTHER INTANGIBLE ASSETS

Other intangible assets include the fair value of engineering technology and patents. The intangibles are being amortized using the straight-line method over their respective useful lives or contract periods, which range from 3 to 25 years. Amortization expense was approximately $2.3 million, $1.4 million and $684,000, for fiscal 2000, 1999, and 1998, respectively. Other intangible assets, net of accumulated amortization consists of (dollars in thousands):


                                          December 31          January 2
                                              2000               2000
                                          -----------          ---------
     Engineering technology                   $21,389            $25,346
     Patents and noncompete agreements         11,579              7,139
                                              -------            -------
                                               32,968             32,485
     Less:  Accumulated amortization            3,190              3,041
                                              -------            -------
                                              $29,778            $29,444
                                              =======            =======


MINORITY INTEREST IN SUBSIDIARIES

Minority interest is included in other (income) expense in the statement of income of the Company and represents the minority shareholders' share of the income of Brilliant AG (22% minority interest) and SLI Opto, Inc. (30% minority interest). The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

                           SLI, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest and foreign exchange rates. The fair value for financial instruments is based on information available and provided by financial institutions to management. Financial instruments are not used for trading purposes.

The Company and its subsidiaries utilize forward foreign currency exchange contracts to minimize the impact of currency movements, principally on anticipated intercompany inventory purchases and loans denominated in currencies other than their functional currencies.

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential, as specified in the swap contract, is accrued as interest rates change and is recorded in interest expense. Upon termination of interest rate swap agreements, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred and totaled $6.6 million, $7.4 million, and $7.5 million for fiscal 2000, 1999, and 1998, respectively.

ADVERTISING COSTS

Advertising costs are charged to expense in the period incurred. Advertising expense for 2000, 1999, and 1998 was approximately $10.5 million, $10.0 million, and $10.5 million, respectively.

INCOME TAXES

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax bases of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. Tax benefits subsequently realized, which are

                           SLI, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

related to deferred tax assets with a valuation allowance recorded in connection with a business acquisition, will first reduce goodwill and other intangible assets related to the acquisition to zero and any remaining tax benefit will be accounted for in the current statement of income.

FOREIGN CURRENCY TRANSLATION

Transactions arising in foreign currencies have been translated at rates of exchange in effect at the dates of the transactions. Gains or losses during the year have been included in net income. Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income directly in equity.

TREASURY STOCK

The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. At December 31, 2000, a total of 3,488,162 shares have been repurchased under these plans and retired. Also see Note 15 discussion of forward share purchase agreement.

STOCK SPLIT

On February 11, 1998, the Company approved a three-for-two stock split of its outstanding common stock to be effected in the form of a 50% stock dividend. The dividend was paid on March 6, 1998, to shareholders of record February 23, 1998.

All share and per share data have been adjusted to reflect this stock split as of the earliest period presented.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include additional common shares that would have been outstanding, assuming the exercise of dilutive stock options using the treasury stock method.

                           SLI, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:


                                   2000              1999              1998
                                 ----------       ----------        ----------

     Basic                       34,328,483       32,289,924        28,898,124
     Diluted                     34,566,494       33,501,453        30,131,604



The following stock options are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price:


                                   2000              1999              1998
                                ---------          -------           -------
     Stock options              1,623,199          795,302           181,606


ADOPTION OF ACCOUNTING PRINCIPLES

The Company is required to adopt the Statement of Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement 133), as amended by SFAS Nos. 137 and 138 effective January 1, 2001. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives not qualifying for special hedge accounting must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management believes the adoption of Statement 133 will not have a material effect on the financial position or results of operations of the Company.

In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces Statement 125 with the same name. Statement 140 revises the standards for accounting and securitizations and other transfers of financial assets and collateral and

                           SLI, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

requires certain disclosures, but carries over most of Statement 125's provisions. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, certain provisions regarding the recognition and reclassification of collateral and certain disclosures relating to securitization transactions and collateral are effective for the Company's financial statements for the year ended December 31, 2000. The adoption of this statement, with regard to the provisions for the recognition and reclassification of collateral, did not affect the Company's accompanying consolidated financial statements. In addition, the Company believes that the adoption of this statement, with regard to the revised accounting standards effective for transactions occurring after March 31, 2001, will not have a material effect on its consolidated financial statements in the future. See Note 8 for disclosures relating to securitization transactions and collateral as required by this statement.

3.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                         December 31         January 2
                                            2000               2000
                                         -----------         ---------
                                            (Dollars in Thousands)


     Land                                   $ 18,564          $ 10,398
     Buildings and improvements              101,026            67,396
     Machinery and equipment                 306,550           284,130
     Molds                                    25,495            22,839
     Furniture and fixtures                   19,033             5,640
                                            --------          --------
                                             470,668           390,403
     Less:  Accumulated depreciation          59,583            39,925
                                            --------          --------
                                            $411,085          $350,478
                                            ========          ========


Depreciation expense was approximately $24.0 million, $20.3 million, and $16.2 million for fiscal 2000, 1999, and 1998, respectively.

                           SLI, INC. AND SUBSIDIARIES

4.  DEBT

LONG-TERM DEBT

Long-term debt consists of the following:


                                              December 31          January 2
                                                 2000                 2000
                                             ------------          ---------
                                                  (Dollars in Thousands)


      Revolving credit facility                  $293,418           $156,436
      Other debt                                    6,401              8,484
                                                 --------           --------
                                                  299,819            164,920
      Less:  Current portion                          318                760
                                                 --------           --------
      Total long term debt                       $299,501           $164,160
                                                 ========           ========


The Company has an existing credit facility, as amended, which provides for a $441 million multi-currency revolving credit facility, including a $141 million 364-day revolving credit facility, a $15 million swing-line loan facility, and a $50 million letter of credit facility. Borrowings under this agreement are limited to a borrowing base, as defined in the agreement, and totaled
$293.4 million at December 31, 2000. Available borrowings at December 31, 2000, were $147.6 million. The 364-day revolving credit facility was rolled over on October 28, 2000, and matures October 28, 2001, at which time the Company may elect to extend the revolving credit facility or convert the remaining balance to a term loan. The credit facility terminates and is payable in full
October 29, 2004. At the Company's option, the U.S. dollar loans bear interest at LIBOR (6.75% at December 31, 2000) plus a margin, or an adjusted base rate (9.50% at December 31, 2000) plus a margin, payable quarterly. Foreign-denominated loans bear interest at local spot rates. The interest margin of 1.50% for LIBOR loans and 0.0% for prime loans at December 31, 2000, fluctuates on the Company's leverage ratio. The agreement provides for a quarterly commitment fee based on the Company's leverage ratio as it relates to the available portion of the commitment (.35 basis points on the revolver and
 .30 basis points on the 364-day revolving credit facility at December 31, 2000). Mandatory prepayments are required upon the occurrence of additional debt, or offering of equity, as defined in the agreement.

                           SLI, INC. AND SUBSIDIARIES

4.  DEBT (continued)

The Company is required to comply with a number of affirmative and negative covenants under its credit agreements. Among other things, the credit agreements require the Company to satisfy certain financial tests and ratios (including minimum interest coverage ratios, minimum fixed charge coverage, maximum leverage ratios, and minimum net worth requirements).

At December 31, 2000, long-term debt includes $6.6 million denominated in Euro, $2.8 million denominated in Belgian Francs, $6.3 million denominated in Deutsche Marks (all bearing interest at 6.5% per annum), and $12.2 million in Japanese Yen (bearing interest at 2.15% per annum) under the credit agreement.

At December 31, 2000, the Company had outstanding letters of credit totaling $4.4 million.

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt (see Note 15).

As of December 31, 2000, annual debt principal payments required were as follows (dollars in thousands):



                          2001                       $    318
                          2002                          1,390
                          2003                            620
                          2004                        293,906
                          2005                            380
                          Thereafter                    3,205
                                                     --------
                                                     $299,819
                                                     ========

SHORT-TERM DEBT

Short-term borrowings in the amounts of approximately $56.2 million and $60.5 million at December 31, 2000 and January 2, 2000, respectively, primarily consisted of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2000 and January 2, 2000, was 6.8% and 6.2%, respectively. No material compensating balances are required or maintained.

                           SLI, INC. AND SUBSIDIARIES

5.  INCOME TAXES

The following is a summary of income (loss) before income taxes (dollars in thousands):


                                               Year ended
                              ----------------------------------------------
                              December 31        January 2         January 3
                                 2000              2000              1999
                              ---------          --------          ---------

     Domestic operations      $(14,478)          $(7,289)           $(5,249)
     Foreign operations         39,638            52,486             46,437
                              --------           -------            -------
                              $ 25,160           $45,197            $41,188
                              ========           =======            =======


The following is a summary of the provision (benefit) for income taxes (dollars in thousands):


                                               Year ended
                              ----------------------------------------------
                              December 31        January 2         January 3
                                 2000              2000              1999
                              -----------        ---------         ---------


     U.S. Federal:
        Current               $  (760)           $  572            $(1,050)
        Deferred               (1,358)              105                390
                              -------            ------            -------
                               (2,118)              677               (660)
     U.S. States:
        Current                   (40)               30               (295)
        Deferred                  (72)                5                 16
                              -------            ------            -------
                                 (112)               35               (279)
     Foreign:
        Current                 8,620             6,355              7,800
        Deferred               (2,294)             (179)             1,295
                              -------            ------            -------
                                6,326             6,176              9,095
                              -------            ------            -------
                              $ 4,096            $6,888            $ 8,156
                              =======            ======            =======


The Company's manufacturing facility in Costa Rica is operated under a tax holiday, which expires in 2005. The impact of this tax holiday was an increase to net income of $1,823,000 or $.05 per share-basic for fiscal 2000, $1,385,000 or $.04 per share-basic for fiscal 1999, and $905,000 or $.03 per share-basic for fiscal 1998.

                           SLI, Inc. and Subsidiaries

5.  INCOME TAXES (continued)

A reconciliation between the provision (benefit) for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of income is as follows (dollars in thousands):


                                                                          Year ended
                                                     ---------------------------------------------------
                                                       December 31         January 2        January 3
                                                            2000              2000              1999
                                                        ----------         ---------        ---------

Computed federal tax provision (benefit) at
   U.S. statutory rates                                    $ 8,806           $15,819          $14,416
Increase (decrease) in taxes resulting from:
   Amortization of goodwill that is not
     deductible for tax purposes                               664               567               70
   State income taxes (benefit), net of federal
     benefit (taxes)                                          (264)               --             (130)
   Effect of lower income tax rates of foreign
     countries                                              (3,055)           (6,238)          (2,400)
   Net operating losses not benefited                        5,609             2,451            1,276
   Utilization of net operating loss carryforwards          (7,714)           (5,136)          (4,196)
   U.S. Tax on Repatriated Foreign Earnings                    494                 -               --
   Other                                                      (444)             (575)            (880)
                                                           -------           -------          -------
                                                           $ 4,096           $ 6,888          $ 8,156
                                                           =======           =======          =======

The significant items comprising net deferred tax liabilities are as follows (dollars in thousands):


                                                                         December 31        January 2
                                                                            2000               2000
                                                                         -----------        ---------
ASSETS

Net operating loss carryforwards                                            $ 26,520         $ 35,861
Reserves                                                                       1,337              263
Accruals                                                                       1,115            2,559
Other                                                                          3,423            2,003
                                                                            --------         --------
Total assets                                                                  32,395           40,686

LIABILITIES

Accelerated tax depreciation                                                  (7,405)         (11,879)
Other                                                                         (9,801)          (1,080)
                                                                            --------         --------
Total liabilities                                                            (17,206)         (12,959)
                                                                            --------         --------
                                                                              15,189           27,727
Less:  Valuation allowance for net operating loss carryforwards              (23,420)         (33,542)
                                                                            --------         --------
Net deferred tax liabilities                                                $ (8,231)        $ (5,815)
                                                                            ========         ========

                           SLI, INC. AND SUBSIDIARIES

5.  INCOME TAXES (continued)

At December 31, 2000, foreign earnings of $111.4 million have been retained indefinitely by subsidiary companies for reinvestment. No provision is made for income taxes that would be payable upon the distribution of such earnings, and it is not practicable to determine the amount of related unrecognized deferred income tax liability.

For tax purposes, the Company had available at December 31, 2000, net operating loss carryforwards of approximately $75,771,000.

The expiration dates of operating loss carryforwards at December 31, 2000, are as follows (dollars in thousands):



                   2001                                                  $   381
                   2002                                                    3,053
                   2003                                                      441
                   2004                                                    2,362
                   2005                                                    3,904
                   Thereafter                                             28,040
                   No expiration date                                     37,590
                                                                         -------
                                                                         $75,771
                                                                         =======

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                    December 31        January 2
                                                       2000               2000
                                                    -----------        ---------
                                                       (Dollars in Thousands)

                   Payroll and related expenses           $ 29,065       $24,618
                   Warranty and customer rebates            25,178        18,728
                   Restructuring expenses                    7,239           896
                   Value-added taxes payable                 8,075         7,654
                   Other                                    41,523        40,222
                                                          --------       -------
                                                          $111,080       $92,118
                                                          ========       =======

                           SLI, INC. AND SUBSIDIARIES

7.  RESTRUCTURING

RESTRUCTURING OF EXISTING OPERATIONS

In fiscal 1998, the Company developed and approved restructuring plans for existing operations which resulted in charges of $2.0 million. The restructuring plans included closure costs associated with the Company's Colombia lamp manufacturing operations and the Company's U.K. machinery making operation. Included in these costs were the net effect of severance costs totaling
$600,000 and the write-off of lamp making equipment disposed of totaling
$1.1 million and $300,000 of other exit costs. Severance costs relate to the elimination of 171 employees at the Company's Colombia operation. This restructuring plan was completed in 1998 and restructuring accruals were fully utilized. The results of operations of the activities, which will not be continued, were not significant to the consolidated financial statements.

In fiscal 1999, the Company developed and approved a restructuring plan for existing operations which resulted in charges of $2.3 million. The restructuring plan included severance of $1.8 million and $500,000 of other costs. Severance costs related to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are related to the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease, and the cost to relocate employees. The restructuring plan was completed in 1999, and the restructuring accruals were fully utilized.

In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in certain European businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the leases. In the North American plan, restructuring costs of $1.2 million were recorded in fiscal 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location, resulting in a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. Approximately $3.3 million remains in accruals at December 31, 2000 related to these 2000 restructuring plans, which are expected to be completed within 12 months.

                           SLI, INC. AND SUBSIDIARIES

7.  RESTRUCTURING (continued)

Restructuring of acquired operations

In connection with the purchase price accounting for the acquisition of certain business lines of Emess Plc, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

     i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately
          $1.1 million of severance cost was paid as of December 31, 2000. The remainder will be paid over the next 18 months.

    ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. As of December 31, 2000, $68,000 of the accrual had been utilized. The remainder will be paid over the next 12 months.

8.  SECURITIZATION

In July 2000, the Company established a five-year 78.0 million Euro (approximately $73 million) Receivable Purchase Agreement ("Receivables Facility") with a financial institution ("Transferee") to sell an undivided ownership interest in a designated pool of trade accounts receivable. The Receivables Facility was amended in September 2000. The amount of proceeds under the amended Receivables Facility at any time is a function of the amount of the outstanding eligible trade accounts receivable up to 55.0 million Euro (approximately $52 million). The transfer of receivables to the Transferee is accounted for as a sale. Under the agreement, which matures in July 2005, the Company retains the residual interest in the designated pool of receivables. This retained interest, which is included in the accounts receivable balance reflected in the accompanying Consolidated Balance Sheet, is recorded at fair value. Due to the Company's collection experience history and the composition of the designated pool of trade accounts receivable that are part of this program, the fair value of the Company's retained interest approximates the total amount of the designated pool of receivables reduced by the outstanding balance of receivables sold to the Transferee under the program.

                           SLI, INC. AND SUBSIDIARIES

8.  SECURITIZATION (continued)

Under this receivable securitization agreement, the Transferee has no recourse to any other assets of the Company, who remains responsible for servicing the transferred receivables and pays certain fees to the Transferee related to its sale of receivables under this program. During 2000, the costs incurred by the Company related to this program, which are included in "Other Income (Expense), Net" in the accompanying Consolidated Statement of Income for the year ended December 31, 2000, were $585,000. During 2000, proceeds from collections under this revolving agreement of $130.9 million were reinvested in the program by the Transferee. However, the Transferee's interest in the Company's receivables was never in excess of 55 million Euro at any point in time under this program.

As of December 31, 2000, 65 million Euro (approximately $61 million) of accounts receivable comprised the designated pool of trade receivables included in this program. Of this amount, 27 million Euro (approximately $26 million) has been sold to the Transferee and 38 million Euro (approximately $36 million) was retained by the Company.

9.  SALE/LEASEBACK TRANSACTIONS

In December 2000, the Company entered into certain sale/leaseback arrangements for manufacturing equipment with General Electric Capital. The sale/leaseback arrangement involved the sale of the equipment for approximately $26.4 million. The basic term of the lease is three years with two optional extensions, each for the period of one year. Therefore, the maximum lease term is 5 years. The resulting net gain of $11.6 million, included in other long-term liabilities at December 31, 2000, is being amortized over three years. The lease is accounted for as an operating lease. Included in the future minimum rental payments in
Note 10 are $5.1 million for 2001, $5.1 million for 2002, and $17.9 million for 2003 for this transaction.

In March 2000, the Company entered into a sale/leaseback arrangement in connection with a 370,000 square foot distribution facility located in France. The sale/leaseback arrangement involved the sale of a warehouse distribution center for approximately $17.8 million. Under the terms of the lease arrangement, the Company has entered into a 12-year lease. The resulting net gain of approximately $1.8 million is being amortized over 12 years. The lease is accounted for as a capital lease with the related asset, $16 million, included in land and buildings. The accumulated amortization at December 31, 2000, is $161,000. Amortization expense is included with depreciation.

                           SLI, INC. AND SUBSIDIARIES

9.  SALE/LEASEBACK TRANSACTIONS (continued)

Future minimum lease payments at December 31, 2000, are as follows:


                  2001                                               $ 1,919
                  2002                                                 1,904
                  2003                                                 1,889
                  2004                                                 1,873
                  2005                                                 1,856
                  Thereafter                                          17,369
                                                                     -------
                                                                      26,810
                  Less:  Amounts representing interest                 9,192
                                                                     -------
                  Present Value of future minimum lease payments     $17,618
                                                                     =======

10. COMMITMENTS AND CONTINGENCIES

 Operating Leases

The Company leases certain facilities and equipment under operating lease and sublease agreements that expire at various dates from the current year to 2010. As of December 31, 2000, the aggregate minimum future commitments under operating leases are as follows (dollars in thousands), including the operating sale/leaseback payments noted in Note 9:


                  2001                                               $16,888
                  2002                                                14,474
                  2003                                                25,253
                  2004                                                 5,399
                  2005                                                 3,332
                  Thereafter                                           5,633
                                                                     -------
                                                                     $70,979
                                                                     =======

Rent expense for fiscal 2000, 1999, and 1998 was approximately $13.1 million, $10.6 million, and $10.6 million, respectively.

                           SLI, INC. AND SUBSIDIARIES

11.  STOCK OPTION PLANS

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


The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 3, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average risk-free interest rate assumptions used for fiscal 2000, 1999, and 1998, respectively, were 6.0%, 5.9%, and 5.3%. The weighted-average expected life assumption used was seven years for all years and the dividend yield rate of 3.7% was used for fiscal year 2000. No dividend yield was applied in 1999 and 1998. The volatility factor was assumed to be .7 for fiscal 2000,
 .8 for fiscal 1999, and .3 for fiscal 1998.

The Black-Scholes option valuation model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                           SLI, INC. AND SUBSIDIARIES

11.  STOCK OPTION PLANS (continued)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 3, 1995, its pro forma impact will not be fully reflected until 2001. The Company's pro forma net income and pro forma net income per share - basic and pro forma net income per share - dilutive would be $11.9 million, $.35, and $.34; $30.4 million, $.94, and $.91; and $21.9 million, $.76, and $.73 for the years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively.

Under the APB Opinion No. 25 accounting applied by the Company, there was no compensation expense recognized for 2000, 1999, or 1998.

The table below summarizes option activity for each of the three years ended December 31, 2000:



                                                                   Range of       Weighted-Average
                                           Number of               Exercise           Exercise
                                            Options                 Prices             Price
                                           ---------             ------------     ----------------

Outstanding at January 4, 1998              3,677,643           $5.555-19.917              $17.067
Options granted during 1998                 2,912,100            9.938-33.688               12.520
Options exercised during 1998                (295,947)           5.555-18.667               11.877
Options canceled during 1998               (2,599,001)           9.938-33.688               18.054
                                           ----------
Outstanding at January 3, 1999              3,694,795            5.555-32.417               13.206
Options granted during 1999                   871,923            9.938-32.380               20.338
Options exercised during 1999                (542,118)           5.555-29.625               10.616
Options canceled during 1999                 (237,600)           9.938-29.625               15.504
                                           ----------
Outstanding at January 3, 2000              3,787,000            5.555-32.417               15.064
Options granted during 2000                 1,352,460            6.875-16.313                9.179
Options exercised during 2000                 (85,500)            5.555-9.938                8.920
Options canceled during 2000                 (752,700)           6.875-32.380               16.719
                                           ----------
Outstanding at December 31, 2000            4,301,260            5.555-32.417               13.031
                                           ==========


                           SLI, INC. AND SUBSIDIARIES

11.  STOCK OPTION PLANS (continued)

Information with respect to stock options outstanding and stock options exercisable at December 31, 2000, follows:


                                                             Options Outstanding
                                        --------------------------------------------------------------
                                            Number             Weighted-Average
                                         Outstanding at           Remaining          Weighted-Average
   Range of Exercise Prices             December 31, 2000      Contractual Life       Exercise Price
----------------------------            -----------------      ----------------      -----------------

      $   5.555-8.750                             888,060            9.55 years              $  7.241
          9.250-12.000                          2,217,450            8.03 years                10.201
         12.375-18.667                            662,850            6.93 years                17.790
         20.563-32.417                            532,900            8.06 years                28.523
                                                ---------
                                                4,301,260            8.19 years                13.031
                                                =========



                                                                          Options Exercisable
                                                        ------------------------------------------------
                                                        Number Exercisable at           Weighted-Average
Range of  exercise Prices                                 December 31, 2000              Exercise Price
-------------------------                               ---------------------           ----------------
         $   5.555-8.750                                              568,060              $    6.831
             9.250-12.000                                             962,810                  10.019
            12.375-18.667                                             348,710                  18.247
            20.563-32.417                                             153,287                  28.350
                                                                    ---------
                                                                    2,032,867                  11.922
                                                                    =========


At January 2, 2000 and January 3, 1999, there were 967,660 and 777,395 options exercisable at a weighted-average exercise price of $12.726 and $11.303, respectively. The weighted-average grant date fair value of the options granted during fiscal 2000 and 1999 was $4.711 and $14.836, respectively.

                           SLI, INC. AND SUBSIDIARIES

11.  STOCK OPTION PLANS (continued)

STOCK PURCHASE PLAN

In April 2000, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ("the Plan") effective July 1, 2000, under Section 423 of the Internal Revenue Code. All domestic employees are eligible to participate in the Plan after completing ninety days of employment. Under the terms of the Plan, the Company is authorized to sell up to 1,000,000 shares of common stock and employees may elect a fixed dollar amount per pay period to be withheld to purchase the Company's common stock. The Plan terms require a minimum of $10 per period and a maximum of $25,000 per plan year. The purchase price of the stock is 85% of the lower of the entry date (July 1) or exercise date (June 1) market price of the Company's common stock. Currently, the Board of Directors is the Plan administrator, but under the terms of the Plan a Committee may be appointed. As of December 31, 2000, no shares have been issued under the Plan. No compensation expense will be recorded for shares sold under this plan.

12.  EMPLOYEE BENEFIT PLANS

The Company sponsors noncontributory, defined-benefit pension plans (the Plans) covering eligible employees, including employees in foreign countries. The domestic plans cover union employees of SLI, Inc. The Company also has separate plans covering employees in various foreign locations. The principal locations are Germany, the United Kingdom, and Switzerland. Benefits are based on years of service and compensation. The Company's funding policy is consistent with the funding requirements of federal law and regulations in the United States and regulations of foreign jurisdictions.

The Plans' fiscal 2000 and 1999 combined funded status (based on the most recent valuations) and the amounts recognized in the accompanying consolidated balance sheets are as follows (dollars in thousands):

                           SLI, INC. AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS (continued)


                                                        December 31    January 2
                                                           2000          2000
                                                        -----------    ---------
Change in benefit obligation:
 Benefit obligation at beginning of year                    $59,301     $63,223
 Service cost                                                 2,129       2,163
 Interest cost                                                3,400       3,552
 Actuarial loss (gain)                                          (11)        558
 Translation difference                                      (3,923)     (6,442)
 Benefits paid                                               (2,218)     (3,753)
                                                            -------     -------
 Benefit obligation at end of year                          $58,678     $59,301
                                                            =======     =======
Change in plan assets:
 Fair value of plan assets at beginning of year             $50,190     $48,701
 Actual return on plan assets                                   129       7,102
 Translation difference                                      (3,259)     (4,727)
 Employer contribution                                        2,291       2,867
 Benefits paid                                               (2,218)     (3,753)
                                                            -------     -------
 Fair value of plan assets at end of year                   $47,133     $50,190
                                                            =======     =======



                                                        December 31    January 2
                                                           2000          2000
                                                        -----------    ---------

Funded status of the plan (underfunded)                    $(11,545)    $(9,111)
Unrecognized net actuarial gain (loss)                          185      (2,799)
Unrecognized prior service cost                                 257          --
                                                           --------    --------
Accrued benefit cost                                       $(11,103)   $(11,910)
                                                           ========    ========

                           SLI, INC. AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS (continued)

The components of net periodic pension cost are as follows (dollars in thousands):


                                                            2000              1999              1998
                                                           ------            ------           ------
Service cost                                               $2,129            $2,163           $2,011
Interest cost                                               3,400             3,553            3,820
Expected return on plan assets                             (3,296)           (3,551)          (3,266)
Net amortization and deferral                                  (7)               (8)              --
                                                           ------            ------           ------
Net pension cost                                           $2,226            $2,157           $2,565
                                                           ======            ======           ======



ASSUMPTIONS


                                                       2000               1999                1998
                                                   -------------      -------------       ------------

Weighted-average discount rate                         6.0%                6.0%               6.0%
Expected return on plan assets                     5.0% to 7.5%        5.0% to 7.5%       5.0% to 7.5%
Assumed rate of compensation increase              3.0% to 11.5%      2.5% to 10.5%        2.5% to 15%

The aggregate benefits obligation for those plans where the accumulated benefits obligation exceeded the fair value of plan assets was $12.9 million and $12.4 million at December 31, 2000, and January 2, 2000, respectively. The fair value of plan assets for these plans was $2.9 million and $3.0 million at December 31, 2000, and January 2, 2000, respectively.

The projected benefit obligations for those plans where the projected benefit obligations exceeded the fair value of plan assets was $15.0 million and $14.9 million at December 31, 2000, and January 2, 2000, respectively. The fair value of plan assets for these plans was $2.9 million and $3.0 million at December 31, 2000, and January 2, 2000, respectively.

The Company also maintained a separate defined-benefit plan for which actuarial valuation was not obtained. This plan was terminated and the net assets of the plan were distributed to the participants in 1999.

                           SLI, INC. AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS (continued)

DEFINED-CONTRIBUTION PLANS

The Company sponsors a number of defined-contribution plans. Participation in these plans is available to all U.S. nonunion employees and employees in various other countries. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The Company's expense under these plans was approximately $3.7 million, $1.8 million, and $2.7 million for fiscal 2000, 1999, and 1998, respectively.

13.  CAPITAL STOCK

In July 1999, the Company completed a sale of 6,000,000 shares of common stock and received net proceeds of $153.5 million, which were used to reduced long-term debt.

At December 31, 2000, 4,846,000 shares of common stock have been reserved for future issuance upon the exercise of stock options and 1,000,000 shares of common stock have been reserved for future issuance under the stock purchase plan.

14.  DIVIDEND

During the year, quarterly cash dividends of $.10 per share (for each of the first three quarters) were declared and paid in the amount of $10.2 million. In December 2000, a quarterly dividend of $.10 per share was declared in the amount of $3.5 million and paid in January of 2001.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

INTEREST RATE RISK MANAGEMENT

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates resulting from its variable rate debt. The Company has a Euro interest rate swap agreement whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement expires April 1, 2001. At December 31, 2000, the notional principal amount of the swap agreement was Euro 45 million (approximately $42.2 million) having a fixed rate of 3.835%. The fair value of the swap at December 31, 2000, and January 2, 2000, was $418,000 and 282,000, respectively.

                           SLI, INC. AND SUBSIDIARIES

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

In connection with the capital lease of the warehouse distribution center in France, the Company entered into an interest rate swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement expires March 10, 2005. At December 31, 2000, the notional principal amount of the swap agreement was French Francs 124 million, (approximately $17.8 million) having a fixed rate of 5.46%. The fair value of the swap at December 31, 2000, was French Francs
3.1 million (approximately $445,000) in favor of the counterparty.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts (forward contracts). Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in income. Gains and losses on forward contracts hedging firm foreign currency commitments are deferred off-balance-sheet and included as a component of the related transaction when recorded; however, a loss is not deferred if deferral would lead to the recognition of a loss in future periods. The aggregate foreign exchange gains/(losses) recorded in fiscal 2000, 1999, and 1998 were approximately $4.0 million, $1.5 million, and ($330,000), respectively.

The forward contracts have maturities of one to 12 months. The counterparties to the Company's forward contracts consist of a number of major international financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis, and management believes they present no significant credit risk to the Company. At January 2, 2000, the carrying value of forward exchange contracts was $(822,000) and fair value was approximately equal to the carrying amount. At December 31, 2000, the Company had a forward exchange contract to buy 22,500,000 Belgian Francs. The fair value of the contract at December 31, 2000, was $491,000.

FORWARD SHARE PURCHASE AGREEMENT

In February 2000, the Company entered into an equity forward purchase transaction whereby the Company has the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company is not required to pay for shares purchased under the transaction until the end of a two-year period. The

                           SLI, INC. AND SUBSIDIARIES

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Company shall make quarterly payments of interest on the principal amount of shares which the Company commits to purchase, with interest to be calculated based on LIBOR plus a spread determined upon the Company's leverage ratio. On the termination date, the Company has the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. As such the contract is considered an equity instrument and is recorded as a reduction or addition to paid in capital depending on the market price of the shares at the settlement date. To date, the Company has made commitments to purchase 1,612,900 shares for a principal purchase price of approximately
$15.0 million. The fair value of the shares of common stock at December 31, 2000 was approximately $10.4 million.

In the event that the closing price of the Company's stock is less than the average price (per the agreement) by an amount equal to or greater than 25%, the Company may be required to make an interim settlement in either cash or equivalent settlement in either cash or equivalent shares. The settlement dates are the first business day of each quarter subsequent to the accumulation period which ended October 31, 2000. The next potential settlement date is the first business day of April 2001. In addition, the counterparty has a right to terminate the equity forward if the closing price of the Company's stock is $6.00 or below. The closing price of the Company's stock was below $6.00 in December 2000, but the counterparty has agreed to postpone any exercise of its termination rights pending an alternative structure to the equity forward transactions.

OTHER

All financial instruments are held for purposes other than trading. The carrying values of cash equivalents, accounts receivable, accounts payable, and debt approximate their fair values at December 31, 2000 and January 2, 2000.

                           SLI, INC. AND SUBSIDIARIES

16.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of unaudited quarterly financial data for fiscal 2000 and 1999.


                                                     First         Second          Third       Fourth
                                                    Quarter        Quarter        Quarter      Quarter
                                                    --------       --------       --------     --------
                                                          (In Thousands, Except Per Share Data)
2000
Net sales                                           $225,285       $210,405       $231,893     $245,732
Gross margin                                          62,860         55,925         63,551       68,959
Net income                                            10,241          5,437            109        5,277
Net income per common share - Basic                     0.30           0.16             --         0.15
Net income per common share - Diluted                   0.30           0.16             --         0.15
Equity                                               367,296        361,081        341,567      358,382

1999
Net sales                                           $218,865       $206,047       $216,669     $233,242
Gross margin                                          62,854         61,274         58,206       62,383
Net income                                            12,772          9,360          6,952        9,225
Net income per common share - Basic                      .44            .32            .20          .26
Net income per common share - Diluted                    .42            .30            .19          .26
Equity                                               205,906        215,832        390,042      374,017


Equity differs from the amounts previously reported in 1999 as a result of the Company reporting the translation adjustment net of tax, which is not in accordance with FASB Statement 109. There was no impact on amounts in 2000.

                           SLI, INC. AND SUBSIDIARIES

17.  GEOGRAPHIC SEGMENT INFORMATION

Financial information for the fiscal years 2000, 1999, and 1998 summarized by geographic area is as follows (dollars in thousands):


                                   2000                        1999                        1998
                         -------------------------     ----------------------      ----------------------
                          Revenues        Assets       Revenues       Assets       Revenues       Assets
                         ---------      ----------     --------      --------      --------      --------


United States             $290,707      $  258,264     $255,348      $242,468      $159,565      $160,172
Canada                      17,560          22,112       20,891        11,177        18,426        10,937
Europe                     473,838         640,048      477,949       504,842       463,491       491,042
Latin America               86,941          99,217       73,009        82,428        84,051        87,529
Other                       44,269          24,251       47,626        25,969        47,535        25,783
                          --------      ----------     --------      --------      --------      --------
                          $913,315      $1,043,892     $874,823      $866,884      $773,068      $775,463
                          ========      ==========     ========      ========      ========      ========


18.  NONCASH ACTIVITIES

The following discloses noncash investing activities during fiscal 2000, 1999, and 1998 (dollars in thousands):


                                                             2000              1999              1998
                                                            -------           -------          -------
Value of common shares issued in connection
   with acquisitions                                        $15,279           $12,577          $12,591
Liabilities assumed in connection with
   acquisitions                                              14,445             2,553           27,000
Capital lease obligation                                     17,779                --               --


19.  RELATED PARTY TRANSACTIONS

In September and December 2000, the principal shareholder and chief executive officer expressed an interest in purchasing certain assets from the Company. Funds in the amount of approximately $10 million were deposited with the Company in each of the months of September and December; however, the contemplated transactions were not completed and the funds were returned without interest. The financial statements at December 31, 2000, were not impacted by these transactions.

                           SLI, INC. AND SUBSIDIARIES

20.  OTHER (INCOME) EXPENSES

Other, net consists of the following (in thousands):


                                                      2000       1999       1998
                                                      ----       ----       ----
Equity income in investments                       $(3,100)   $   (424)   $   --
Foreign exchange (gain) loss                        (3,977)     (1,549)      839
Other, including minority interest                     635         208       408
                                                   -------     -------    ------
                                                   $(6,442)    $(1,765)   $1,247
                                                   =======     =======    ======


21.  SUBSEQUENT EVENT

On March 22, 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. In connection with this divestiture, the Company expects certain remaining assets to be disposed and the impact is expected to result in a write-down of the carrying value of such assets totaling approximately $45 million. The results of this transaction will be recorded in the Company's 2001 first quarter operating results.

In March 2001, the Company authorized payment of a cash dividend of $.10 per share for the first quarter of 2001 and a reduction in annualized cash dividends from $.40 to $.20 per share. Future dividends, if any, will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions, and other factors deemed relevant at that time by the Company's Board of Directors.

                                AUDITORS' REPORT








To the Shareholder of
Chicago Miniature Lamp (Canada) Inc.

We have audited the balance sheets of Chicago Miniature Lamp (Canada) Inc. as at Sunday, December 31, 2000, January 2, 2000, January 3, 1999 and January 4, 1998 and the statements of income, retained earnings and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at Sunday, December 31, 2000, January 2, 2000, January 3, 1999 and January 4, 1998 and the results of its operations and the changes in its financial position for the periods then ended in accordance with generally accepted accounting principles in the United States.

Barrie, Canada,                                            /s/ Hards Pearson
January 31, 2000.                                          Chartered Accountants
Chicago Miniature Lamp (Canada) Inc.

Chicago Miniature Lamp (Canada) Inc.

BALANCE SHEET

As at Sunday, December 31, 2000


                                                   31-Dec          2-Jan          3-Jan          4-Jan
                                                    2000           2000           1999           1998
                                                     $              $              $              $
                                                -----------    -----------    -----------    -----------

ASSETS
Current
Cash                                                 46,245         77,877         99,571        808,245
Accounts receivable                               2,041,181      3,084,748      2,659,159      2,313,983
Income,, taxes receivable                           596,007             --             --             --
Inventory [note 3]                                2,709,728      2,338,330      1,899,128      1,088,520
Prepaid expenses                                      2,940         70,900         24,555         34,448
Due from related parties [note 4]                 3,312,422      2,743,418        782,093             --
                                                -----------    -----------    -----------    -----------
Total current assets                              8,708,523      8,315,273      5,464,506      4,245,196
Property, plant and equipment [note 5]            5,651,491      5,035,829      5,522,261      5,639,268
Goodwill [note 6]                                   685,049        705,058        716,194        797,430
                                                -----------    -----------    -----------    -----------
                                                 15,045,063     14,056,160     11,702,961     10,681,894
                                                ===========    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current
Bank indebtedness
Accounts payable and accrued charges              1,779,335      2,101,331      1,434,172      1,108,763
Due to related parties [note 4]                                                                1,202,409
Income taxes payable                                                91,022        585,107         83,278
                                                -----------    -----------    -----------    -----------
Total current liabilities                         1,779,335      2,192,353      2,019,279      2,394,450
Future income taxes                               1,403,305      1,427,455      1,372,369      1,347,202
                                                -----------    -----------    -----------    -----------
Total liabilities                                 3,182,640      3,619,808      3,391,648      3,741,652

Shareholder's equity
Capital stock [note 7]                            3,565,000      3,565,000      3,565,000      3,565,000
Unrealized foreign currency translation
adjustment [note 8]                              -1,040,610     -1,040,610     -1,040,936       -314,223
Retained earnings                                 9,338,033      7,911,962      5,787,249      3,689,465
                                                -----------    -----------    -----------    -----------
Total shareholder's equity                       11,862,423     10,436,352      8,311,313      6,940,242
                                                -----------    -----------    -----------    -----------
                                                 15,045,063     14,056,160     11,702,961     10,681,894
                                                ===========    ===========    ===========    ===========

See accompanying notes

Chicago Miniature Lamp (Canada) Inc.

STATEMENT OF INCOME

Period ended Sunday, December 31, 2000


                                                   31-Dec          2-Jan          3-Jan          4-Jan
                                                    2000           2000           1999           1998
                                                     $              $              $              $
                                                -----------    -----------    -----------    -----------

Net sales                                        19,005,440     20,890,913     18,149,336      1,027,757
Cost of product sold                             15,147,547     16,487,678     13,820,376        849,480
                                                -----------    -----------    -----------    -----------
Gross margin                                      3,857,893      4,403,235      4,328,960        178,277
Selling, general and administrative expenses      1,140,047        480,921        416,974         56,018
                                                -----------    -----------    -----------    -----------
Income before management fee
and provision for income taxes                    2,717,846      3,922,314      3,911,986        122,259
Management fee                                      500,000        500,000        533,015         30,519
                                                -----------    -----------    -----------    -----------
Income before provision for income taxes          2,217,846      3,422,314      3,378,971         91,740
                                                -----------    -----------    -----------    -----------
Provision for income taxes
Current                                             815,925      1,260,000      1,146,325         31,519
Future                                              -24,150         37,601        134,862          5,158
                                                -----------    -----------    -----------    -----------
                                                    791,775      1,297,601      1,281,187         36,677
                                                -----------    -----------    -----------    -----------
Net income for the period                         1,426,071      2,124,713      2,097,784         55,063
                                                ===========    ===========    ===========    ===========

See accompanying notes

Chicago Miniature Lamp (Canada) Inc.

STATEMENT OF RETAINED EARNINGS

Period ended Sunday, December 31, 2000


                                                   31-Dec          2-Jan          3-Jan          4-Jan
                                                    2000           2000           1999           1998
                                                     $              $              $              $
                                                -----------    -----------    -----------    -----------

Retained earnings, beginning of period            7,911,962      5,787,249      3,689,465      3,634,402
Net income for the period                         1,426,071      2,124,713      2,097,784         55,063
                                                -----------    -----------    -----------    -----------
Retained earnings, end of period                  9,338,033      7,911,962      5,787,249      3,689,465
                                                ===========    ===========    ===========    ===========

See accompanying notes

Chicago Miniature Lamp (Canada) Inc.

STATEMENT OF CASH FLOWS

Period ended Sunday, December 31, 2000


                                                   31-Dec          2-Jan          3-Jan          4-Jan
                                                    2000           2000           1999           1998
                                                     $              $              $              $
                                                -----------    -----------    -----------    -----------

OPERATING ACTIVITIES
Net income for the period                         1,426,071      2,124,713      2,097,784         55,063
Add (deduct) charges (credits)
to income not resulting in a
current outlay (receipt) of cash
Depreciation and amortization                       495,191        501,019        462,552         39,059
Future income taxes                                 -24,150         37,601        134,862          5,158
Net loss on sale of fixed assets                         --          9,654             --             --
                                                -----------    -----------    -----------    -----------
                                                  1,897,112      2,672,987      2,695,198         99,280
Net change in non-cash working
capital balances [note 9]                          -268,896       -738,062       -318,653       -261,014
                                                -----------    -----------    -----------    -----------
Cash provided by
(used in) operating activities                    1,628,216      1,934,925      2,376,545       -161,734

FINANCING ACTIVITY
Net change in due (from) to related parties        -569,004     -1,961,325     -1,984,502         19,640

INVESTING ACTIVITIES
Purchase of property, plant and equipment        -1,090,844       -373,840       -374,004        -55,103
Proceeds on disposal of property,
plant and equipment                                      --        378,220             --             --
                                                -----------    -----------    -----------    -----------
Cash provided by
(used in) investing activities                   -1,090,844          4,380       -374,004        -55,103

Effect of exchange rate changes on cash                  --            326       -726,713        -31,492
                                                -----------    -----------    -----------    -----------
Net decrease in cash during the period              -31,632        -21,694       -708,674       -228,689
Cash, beginning of period                            77,877         99,571        808,245      1,036,934
                                                -----------    -----------    -----------    -----------
Cash, end of period                                  46,245         77,877         99,571        808,245
                                                ===========    ===========    ===========    ===========

See accompanying notes

Chicago Miniature Lamp (Canada) Inc.
NOTES TO THE FINANCIAL STATEMENTS
Sunday, December 31, 2000



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

Property, plant and equipment

Based on purchase accounting, the property, plant and equipment are stated at the lower of appraised value, as determined by appraisals dated April 5, 1995 and May 3, 1995, less accumulated depreciation and net recoverable amount. Additions after these dates are stated at the lower of cost less accumulated depreciation and net recoverable value. Depreciation is provided on the straight-line basis, with half rates applied in the year of acquisition, over the following terms:

         Buildings                       35 years
         Machinery and equipment     5 - 20 years
         Moulds and dies                 10 years
         Software                         5 years


Goodwill

Goodwill is recorded at cost less accumulated amortization. Amortization is provided on the straight-line basis over a period of 40 years.

Chicago Miniature Lamp (Canada) Inc.
NOTES TO THE FINANCIAL STATEMENTS
Sunday, December 31, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Financial instruments

The company's financial instruments consist of cash, accounts receivable, accounts payable and amounts due from (to) related parties. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3.       INVENTORY

                                                       31-Dec        2-Jan       3-Jan        4-Jan
                                                        2000         2000         1999         1998
                                                         $            $            $            $
                                                     ---------    ---------    ---------    ---------

Raw materials                                       1,432,422    1,324,224      995,977      576,495
Work-in-progress and finished goods                 1,237,201      966,639      799,718      476,590
Capitalized variances                                  40,105       44,033       34,716      -34,470
Tooling                                                    --        3,434       68,717       69,905
                                                    ---------    ---------    ---------    ---------
                                                    2,709,728    2,338,330    1,899,128    1,088,520
                                                    =========    =========    =========    =========



4. DUE FROM (TO) RELATED PARTIES

                                                       31-Dec        2-Jan       3-Jan        4-Jan
                                                        2000         2000         1999         1998
                                                         $            $            $            $
                                                     ---------    ---------    ---------    ---------


SLI Power Lighting Products, Inc.                      114,260       38,633       15,850       17,275
Due to Badalex Ltd.                                                                           -54,320
SLI Supreme Lighting                                    32,061       29,293
SLI, Inc. (U.S. Miniature Lighting Division)         5,733,989    4,706,437    3,129,787      240,491
Socop Industries                                       514,714      544,993        9,899
SLI Miniature Lighting Limited                        -166,352     -159,688     -481,300
Due to SLI, Inc.                                    -2,916,250   -2,416,250   -1,892,143   -1,405,855
                                                    ----------   ----------   ----------   ----------
                                                     3,312,422    2,743,418      782,093   -1,202,409
                                                    ==========   ==========   ==========   ==========


Chicago Miniature Lamp (Canada) Inc.
NOTES TO THE FINANCIAL STATEMENTS
Sunday, December 31, 2000


4.       DUE FROM (TO) RELATED PARTIES (CONT'D)

The following is a summary of the related party transactions for the current year:
                                                                         $
                                                                     ---------
Intercompany sales (in United States dollars)
Sales to Socop Industries                                               20,017
Sales to SLI Miniature Lighting Limited                                546,445
Sales to SLI, Inc. (U.S. Miniature Lighting Division)                  322,742
                                                                     ---------
Total sales to related parties                                         889,204
                                                                     =========

Lamps purchased from SLI Miniature Lighting Limited                  2,443,495
Die work performed by Socop Industries                                   5,800
Lamps purchased from SLI Lichtsysteme GmbH (Alba)                        2,561
Insurance premiums paid to SLI, BV (General Lighting Europe)            13,050
Management fees paid to SLI Lichtsysteme GmbH (Alba)                     6,045
Rework performed for IDI Internacional, S.A. (Costa Rica)                8,554
Management fees paid to SLI, Inc. (U.S. Miniature Lighting
  Division)                                                            500,000
                                                                     ---------
Total purchases from related parties                                 2,979,505
                                                                     =========

The above corporations deal on terms that are substantially the same as independent customers. SLI, Inc. pays certain expenditures on behalf of the company and purchases finished goods. They also provide executive, information system and marketing services for which they receive a yearly management fee.

5.       PROPERTY, PLANT AND EQUIPMENT



                                 31-Dec           2-Jan            3-Jan         4-Jan
                                  2000            2000             1999          1998
                                   $               $                $             $
                               ---------       ---------        ---------     ---------


Land                              49,004          49,004           48,387        52,429
Buildings                        827,553         854,257          873,501       969,591
Machinery and equipment        3,265,149       2,946,141        3,080,796     3,375,776
Moulds and dies                  728,089         725,065          838,828       972,667
Software                          11,111          20,011           31,386        21,150
Construction-in-progress         770,585         441,351          649,363       247,655
                               ---------       ---------        ---------     ---------
                               5,651,491       5,035,829        5,522,261     5,639,268
                               =========       =========        =========     =========

Chicago Miniature Lamp (Canada) Inc.

NOTES TO THE FINANCIAL STATEMENTS
Sunday, December 31, 2000



6. GOODWILL


                                 31-Dec             2-Jan          3-Jan          4-Jan
                                  2000              2000           1999           1998
                                   $                 $              $              $
                                 -------          -------        -------        -------

Cost                             790,300          790,300        790,300        856,301
Less accumulated amortization   -105,251          -85,242        -74,106        -58,871
                                 -------          -------        -------        -------
                                 685,049          705,058        716,194        797,430
                                 =======          =======        =======        =======



7. CAPITAL STOCK


                                 31-Dec             2-Jan          3-Jan          4-Jan
                                  2000              2000           1999           1998
                                   $                 $              $              $
                               ----------       -----------    -----------    -----------

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

Chicago Miniature Lamp (Canada) Inc.
NOTES TO THE FINANCIAL STATEMENTS
Sunday, December 31, 2000



9.       NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES


                                 31-Dec        2-Jan      3-Jan       4-Jan
                                  2000         2000       1999        1998
                                   $            $          $           $
                               ---------    --------    ---------   --------

Accounts receivable            1,043,567    -425,589    -345,176    -209,590
Income taxes receivable         -596,007
Inventory                       -371,398    -439,202    -810,608    -133,328
Prepaid expenses                  67,960     -46,345       9,893      -2,354
Accounts payable and
  accrued charges               -321,996     667,159     325,409      52,463
Income taxes payable             -91,022    -494,085     501,829      31,795
                               ---------    --------    --------    --------
                                -268,896    -738,062    -318,653    -261,014
                               =========    ========    ========    ========

Decreases in assets and increases in liabilities result in a source of funds. Increases in assets and decreases in liabilities result in a use of funds and are indicated by brackets.

10.      CONTINGENT LIABILITIES

The company has pledged an unlimited guarantee in favour of BANKBOSTON, N.A. over the indebtedness of its parent company, SLI, Inc.