Form 10-Q
period 2001-04-01
SLI INC
filed 2001-05-16
CIK 942138

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.
As of April 1, 2001, 34,927,206 shares of Registrant's Common Stock $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         APRIL 1,          DECEMBER 31,
                                                                                           2001               2000
                                                                                        -----------        ------------
                                                                                        (UNAUDITED)

                                                       ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                        $    62,233        $    77,271
       Accounts receivable, net                                                             191,951            187,783
       Inventories                                                                          204,162            210,683
       Prepaid expenses and other                                                            19,590             18,594
                                                                                        -----------        -----------
            Total current assets                                                            477,936            494,331
                                                                                        -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                                     453,676            470,668
       Less - Accumulated depreciation                                                       63,181             59,583
                                                                                        -----------        -----------
                                                                                            390,495            411,085
                                                                                        -----------        -----------
OTHER ASSETS:
       Goodwill, net of accumulated amortization                                             58,203             86,828
       Other intangible assets, net of accumulated amortization                              28,826             29,778
       Other assets                                                                          17,402             21,870
                                                                                        -----------        -----------
            Total other assets                                                              104,431            138,476
                                                                                        -----------        -----------

            Total assets                                                                $   972,862        $ 1,043,892
                                                                                        ===========        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Short-term notes payable                                                         $    54,218        $    56,203
       Current portion of long-term debt                                                        317                318
       Current portion of capital lease obligations                                           1,082              1,068
       Accounts payable                                                                     130,004            134,182
       Accrued income taxes payable                                                           7,431              4,805
       Other accrued expenses                                                               112,638            111,080
                                                                                        -----------        -----------
            Total current liabilities                                                       305,690            307,656
                                                                                        -----------        -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                                        319,042            299,501
                                                                                        -----------        -----------

OTHER LIABILITIES:
       Deferred income taxes                                                                  7,832              8,231
       Pension Liability                                                                     21,470             22,402
       Long-term capital lease obligation, less current portion                              15,631             16,550
       Minority interest                                                                      6,581              7,118
       Other long-term liabilities                                                           20,612             24,052
                                                                                        -----------        -----------
            Total other liabilities                                                          72,126             78,353
                                                                                        -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                                    --                 --
STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued - 34,927,206 and 34,727,206
            shares at April 1, 2001 and December 31, 2000, respectively                         349                347
       Additional paid-in capital                                                           287,635            286,149
       Retained earnings                                                                     62,045            123,410
       Foreign currency translation adjustment                                              (74,025)           (51,524)

                                                                                        -----------        -----------
            Total stockholders' equity                                                      276,004            358,382
                                                                                        -----------        -----------
            Total liabilities and stockholders' equity                                  $   972,862        $ 1,043,892
                                                                                        ===========        ===========

See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                            APRIL 1           APRIL 2
                                                             2001              2000
                                                          ----------        ----------
                                                                  (UNAUDITED)

NET SALES                                                 $  246,347        $  225,285
Cost of products sold                                        191,505           169,556
                                                          ----------        ----------
Gross margin                                                  54,842            55,729
Selling, general and administrative expenses                  49,496            40,425
Restructuring and other related costs                         50,533                --
                                                          ----------        ----------
Operating income (loss)                                      (45,187)           15,304
Other (income) expense
       Interest, net                                           7,605             3,473
       Loss on sale of assets                                  4,163
       Other, net                                               (819)             (303)
                                                          ----------        ----------
Income (loss) before income taxes                            (56,136)           12,134
Income taxes                                                   1,873             1,893
                                                          ----------        ----------
Net Income (loss)                                         $  (58,009)       $   10,241
                                                          ==========        ==========

Net income (loss) per common share - basic
       Net income (loss) per share                        $    (1.66)       $     0.30
                                                          ==========        ==========

       Weighted average shares outstanding                    34,927            34,003
                                                          ==========        ==========

Net income (loss) per common share -  diluted
       Net income (loss) per share                        $    (1.66)       $     0.30
                                                          ==========        ==========

       Weighted average shares outstanding                    34,927            34,463
                                                          ==========        ==========

See accompanying notes to the condensed financial statements.

                           SLI, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                          ------------------------
                                                           APRIL 1         APRIL 2
                                                            2001            2000
                                                          --------        --------
                                                                (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES                     $ (8,672)       $(14,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                (16,455)         (9,341)
Proceeds from disposal of assets                             6,360              --
Acquisitions, net of cash acquired                          (8,752)             --
                                                          --------        --------
Net cash used in investing activities                      (18,847)         (9,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                             19,851          30,454
Payments of long-term debt                                    (294)           (492)
Repurchase of shares for treasury                               --          (3,756)
Payments of offering costs                                      --             (21)
Exercise of stock options                                       --             213
Interest paid on forward share agreement                      (312)             --
Payments of dividends                                       (3,356)         (3,411)
                                                          --------        --------
Net cash provided by financing activities                   15,889          22,987

Effect of exchange rate changes on cash                     (3,408)           (611)
                                                          --------        --------
Net decrease in cash and cash equivalents                  (15,038)         (1,324)

Cash and cash equivalents, beginning of period              77,271          25,848
                                                          --------        --------

Cash and cash equivalents, end of period                  $ 62,233        $ 24,524
                                                          ========        ========

See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
              Condensed Consolidated Notes To Financial Statements

Note 1            General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month period ended April 1, 2001 and April 2, 2000 and (b) the financial position at April 1, 2001. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated March 30, 2001.

Note 2            Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):

                            April 1,      December 31,
                              2001            2000
                            --------      ------------

Raw Materials               $ 55,025        $ 59,571
Work in process               20,782          21,527
Finished Goods               128,355         129,585
                            --------        --------
                            $204,162        $210,683

Note 3            Comprehensive income

         During the three months ended April 1, 2001 and April 2, 2000, total comprehensive income (loss) amounted to ($80.5) million and $0.3 million, respectively. The components of comprehensive income (loss) are net income and cumulative foreign currency translation adjustment.

Note 4            Income taxes

         The Company's effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards.

Note 5            Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):

                                                   Three Months Ended
                                                  ---------------------
                                                  April 1       April 2
                                                   2001          2000
                                                  -------       -------

                           Basic                  34,927        34,003
                           Diluted                34,927        34,463

         The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note 6            Adoption of Accounting Principles

         Effective January 1, 2001 The Company adopted the Statement of Accounting Standards No. 133 Accounting for Derivatives Instruments and Hedging Activities (Statement 133), as amended by SFAS Nos. 137 and 138. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives not qualifying for special hedge accounting must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         Cash Flow Hedge

         In connection with the capital lease of the warehouse distribution center in France, the Company entered into an interest swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable rate at three-month EURIBOR. The agreement expires March 10, 2005. At April 1, 2001, the notional principal amount of the swap agreement was French Francs 124 million (approximately $ 16.7 million) having a fixed rate of 5.46 %. The fair value of the swap at April 1, 2001 was French Francs 3.1 million (approximately $ 400,000) in favor of the counterparty.

         Because the hedge is fully effective, the change in fair value of the interest rate swap was recorded in the cumulative translation adjustment account included in other comprehensive income.

         Hedge of Net Investment in Foreign Operations.

         The Company uses Euro and Yen denominated debt to protect the value of its investments in its foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation account, with the related amounts due to or from counterparties included in other liabilities or other assets.

         During the three months ended April 1, 2001, The Company recognized approximately $ 1.1 million of net gain, included in the cumulative translation adjustment, related to the foreign denominated debt.



         Effective January 1, 2001, the Company records shipping and handling costs in cost of products sold. In the comparative results for the three months ended April 2, 2000, shipping and handling costs amounting to approximately $
7.1 million were reclassified out of selling, general and administrative expenses into cost of products sold.

Note 7            Acquisitions

         In January 2001, the Company acquired EBT (Germany) for approximately $ 10 million in cash and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

         In July 2000, the Company acquired certain business lines of EMESS PLC for approximately $102 million in cash, as financed through the Company's credit facility, and the assumption of $14.4 million of liabilities. The acquired business lines include a 78% interest in Brilliant AG (Germany) a leading brand in decorative lighting and fixtures for the European retail market, Marlin (UK) a UK market leader in architectural and display lighting fixtures, Eclatec (France) an outdoor lighting manufacturer and Emess Lighting Inc. (USA) a leading brand of high-end table lamps. The acquisition has been accounted for using the purchase method. The results of the Brilliant operations were reported using the equity method until effective control was established in November 2000. Effective September 2000, the Company purchased certain assets of a UK based lamp-glass manufacturer for approximately $18 million in cash.

Note 8            Restructuring and other related costs

Restructuring of existing operations

         In February 2001, the Company approved a restructuring plan in the Power Lighting Products business segment which resulted in a charge of $2.2 million. This plan includes a reduction in headcount of 802 employees totaling $
1.9 million and other exit costs totaling $ 0.3 million.

         In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totalling $48.3 million were incurred, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $8.9 million and exit costs of $6.5 million. The exit costs primarily relate to unfavorable contractual agreements and payroll costs.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. In the North American general lighting plan, restructuring costs of $1.2 million were recorded in fiscal 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location, resulting in a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. Approximately $2.4 million remains in accruals at April 1, 2001 related to these plans, which are expected to be completed within 12 months.

Restructuring of acquired operations

In connection with the purchase price accounting for the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

         i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately $1.1 million of severance cost was paid as of April 1,2001. The remainder will be paid over the next 18 months.

         ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. As of April 1, 2001 $68,000 of the accrual had been utilized. The remainder will be paid over the next 12 months.

         In January 2001, the Company approved a restructuring plan in connection with the purchase price accounting for the acquisition of EBT, resulting in accruals of $ 2.1 million. This plan includes $ 1.9 million of severance costs for the termination of 125 employees and $ 250,000 of other exit costs. As of April 1, 2001, $ 50,000 of the accruals had been utilized and the remainder will be paid over the next 24 months.

Note 9            Segment Information

         The Company, as a result of redefining its core business, elected to change the reporting of its business segments as of January 1, 2001. Four of the Company's businesses (Miniature Lighting, General Lighting, Power Lighting Products and Disposed Business) have been designated as separate business segments. Corporate expenses are not allocated.

         The Miniature Lighting segment consists primarily of vertically integrated manufacturing and sales operations throughout North America and Europe. A wide variety of products comprised primarily of value added miniature lighting assemblies and lighting systems are sold primarily to original equipment manufacturers ("OEMs") in the automotive, electronics and communication, appliance and aviation industries.

         The General Lighting segment consists primarily of vertically integrated manufacturing and sales operations throughout Europe, Central and South America, Pacific Rim and the United States. A wide range of lamp and fixture products is supplied to wholesalers, OEMs, retailers, architects, designers and contractors.

         The Power Lighting Products (PLP) segment consists of ballast manufacturing operations in Mexico and sales and administrative operations in the United States. A wide variety of ballast products, that supply power to start and operate fluorescent, compact fluorescent and HID lamps and signage products, are supplied primarily throughout the United States to OEMs, distributors and retailers.

         The Disposed Business segment consists of divestitures, which includes the lighting service and maintenance business. The Company entered into an agreement in March 2001 to sell certain assets and service contracts of the lighting service and maintenance business.

Segment information for the three months ended April 1, 2001 and April 2, 2000 was as follows (dollars in thousands):

                                                              GENERAL                       DISPOSED        ADJMTS
                                               MINIATURE      LIGHTING         PLP          BUSINESS       CORPORATE       TOTAL
                                               ---------      --------       --------       --------       ---------      --------

FOR THE THREE MONTHS ENDED APRIL 1, 2001

Net Sales                                        44,881        182,094         11,107          8,265             --        246,347
Operating profit                                  5,777          8,392         (4,360)       (53,910)        (1,086)       (45,187)

Identifiable assets                             177,689        699,767         62,505         27,606          5,295        972,862

Depreciation & Amortization                       1,672          6,578            645            523            327          9,745
Capital Expenditures                              7,240          9,033            162             20             --         16,455

FOR THE THREE MONTHS ENDED APRIL 2, 2000

Net Sales                                        41,261        152,406         17,665         13,953             --        225,285
Operating profit                                  7,190         10,832           (877)          (617)        (1,224)        15,304

Identifiable assets                             157,144        551,993         75,622         68,544         14,211        867,514

Depreciation & Amortization                       1,469          3,895            603            486            210          6,663
Capital Expenditures                              2,186          6,931             47            177             --          9,341

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three months ended April 1, 2001 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is a leading manufacturer and supplier of lighting systems, which include lamps, fixtures and ballasts. Through its acquisition based growth strategy, the Company has grown from a specialized manufacturer of miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps), fixtures, and ballasts. The Company's overall strategic view is to focus on the growth prospects of core business activities and to divest itself of non-core products, services and markets within the general lighting business. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. In addition, the Company ceased manufacturing of its magnetic ballasts in January 2001.

         The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps, fixtures and ballasts. The Company serves a diverse, international customer base and at December 31, 2000 had 37 manufacturing plants in 13 countries. SLI, Inc. acquired 1 company in 2001 and 2 companies in 2000, which has an impact on year-to-year comparisons of revenues and earnings.

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

         Effective September 2000, the Company purchased the assets of an UK based lamp-glass manufacturer for approximately $18 million in cash.

         In January 2001, the Company acquired EBT (Germany) for approximately $ 10 million in cash and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

         For the three months ended April 2, 2000 and April 1, 2001, 68.3% and 76.0%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and can not predict future foreign currency fluctuations, which have and may continue to affect the Company's balance sheet and results of operations.

Three months ended April 1, 2001 compared to the three months ended April 2, 2000.

         Net sales. Net sales increased by 9.3% from $225.3 million for the three months ended April 2, 2000 to $246.3 million for the three months ended April 1, 2001. This increase was primarily due to the additional sales generated by the recent acquisitions (totalling $50.4 million), as offset by the effects of foreign currency translation. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 4.8% or $10.7 million, for the three months ended April 1, 2001 as compared to the three months ended April 2, 2000. Net sales for the three months ended April 1, 2001 are also affected by volume decreases from exited and restructured businesses, totalling approximately $16.3 million.

         Gross Margin. Gross margin decreased from $55.7 million for the three months ended April 2, 2000 to $54.8 for the three months ended April 1, 2001. As a percentage of net sales, gross margin decreased from 24.7% for the three months ended April 2, 2000 to 22.3% for the three months ended April 1, 2001. Gross margin from the recent acquisitions totaled approximately $12.6 million for the three months ended April 1, 2001. The translation effects of the weakening European currency negatively impacted gross margin by approximately 4.5% or $2.5 million for the three months ended April 1, 2001 as compared to the three months ended April 2, 2000. In addition, the gross margin of the exited and restructured businesses for the three months ended April 1, 2001 decreased by approximately $8.4 million as compared to the three months ended April 2, 2000, due to the volume loss and inefficiencies.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $40.4 million for the three months ended April 2, 2000 to $49.5 million for the three months ended April 1, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 17.9% for the three months ended April 2, 2000 to 20.1% for the three months ended April 1, 2001. This increase was largely due to the 2000 and 2001 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

         Restructuring and other related costs. In February, 2001, the Company approved a restructuring plan in the Power Lighting Products business segment, related to the exit of the magnetic ballast business, which resulted in a charge of $2.2 million. This plan includes a reduction in headcount of 802 employees totaling $ 1.9 million and other exit costs totaling $ 0.3 million.

         In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totalling $48.3 million were incurred, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $8.9 million and exit costs of $6.5 million. The exit costs primarily relate to unfavorable contractual agreements and severance and related costs.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million.

         i.) The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. Approximately $2.4 million remains in accruals at April 1, 2001 related to this plan. The European restructuring plan is expected to be completed within 12 months and generate annualized savings of approximately $8.5 million upon completion.

         ii.) In the North American general lighting plan, restructuring costs of $1.2 million were recorded in fiscal 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location, resulting in a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. The annualized savings of the North American restructuring plan is expected to total approximately $3.6 million.

         The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See Note 8 of the Condensed Notes to the Company's Consolidated Financial Statements.

         Interest (income) expense, net. Interest expense, net, increased from $3.5 million for the three months ended April 2, 2000 to $7.6 million for the three months ended April 1, 2001, primarily as a result of an increase in average outstanding borrowings in connection with the recent acquisitions. In addition, the overall weighted average interest rate increased approximately 1.4 % for the three months ended April 1, 2001 as compared to the three months ended April 2, 2000.

         Loss on sale of assets. For the three months ended April 1, 2001, as a result of general lighting restructuring activities in North America, the Company recorded a loss on sale of assets of $4.2 million due to the sale of certain unutilized machinery and equipment.

         Other (income) expense. Other income for the three months ended April 1, 2001 and for the three months ended April 2, 2000, of ($819,000) and ($303,000), respectively, primarily relates to the recording of the effects of foreign exchange transactions.

         Income (loss) before income taxes. As a result of the above factors, income before income taxes decreased from $12.1 million for the three months ended April 2, 2000 to ($56.1) million for the three months ended April 1, 2001.

         Income taxes. For the three months ended April 1, 2001, the Company recorded a tax provision of $1.9 million on a pretax loss of $56.1 million compared to a tax provision of $1.9 million on pretax income of $12.1 million for the three months ended April 2, 2000. The pretax loss of $56.1 million during the three months ended April 1, 2001 generally was from domestic operations, restructuring and other related costs. The tax provision of 1.9 million for the three months ended April 1, 2001 was the result of taxable profits generated at the foreign operations.

         The Company is organized into four separate operating segments. See
Note 9 of the Condensed Notes to the Company's Consolidated Financial Statements. The results of operations from these four reportable segments for the three months ended April 1, 2001 as compared to the three months ended April 2, 2000 are more fully described below:

         The Miniature Lighting segment, which represent 18.2% of the Company's consolidated revenues, reported revenues of $44.9 million for the three months ended April 1, 2001, an increase of 8.8% from the three months ended April 2, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 3.9% or $1.6 million, for the three months ended April 1, 2001 as compared to the three months ended April 2, 2000. Revenues from the 2001 acquisition contributed $7.7 million of the 2001 increase, as the remaining business decreased approximately $2.5 million. Miniature lighting operating profits decreased $1.4 million for the three months ended April 1, 2001 to $5.8 million, as compared to the three months ended April 2, 2000. This decrease is primarily due to inventory adjustments in the electronic and automotive industries and a general slowing in the economy.

         The General Lighting segment, which represents 73.9% of the Company's consolidated revenues, reported revenues of $182.1 million for the three months ended April 1, 2001, and an increase of 19.5% from the three months ended April 2, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 6.0% or $9.1 million, for the three months ended April 1, 2001 as compared to the three months ended April 2, 2000. Revenues from the 2001 acquisition contributed $42.7 million of the 2001 increase, as the remaining business decreased approximately $3.9 million. General lighting operating profits for the three months ended April 1, 2001 of $8.4 million decreased $2.4 million as compared to the three months ended April 2, 2000. This decrease is primarily due to the adverse impact of the foreign currency translation and the effects of a slowing economy.

         The Power Lighting Products segment, which represents 4.5% of the Company's consolidated revenues, decreased $6.6 million to $11.1 million for the three months ended April 1, 2001 as compared to $17.7 million for the three months ended April 2, 2000. This decrease in revenues was primarily due to the exiting of the magnetic ballast business. Power Lighting Products operating losses for the three months ended April 1, 2001 of $4.4 million, increased $3.5 million as compared to the three months ended April 2, 2000 loss of approximately $877,000, primarily as a result of $2.8 million in restructuring and related costs, as previously discussed. See Note 8 of the Condensed Notes to the Company's Consolidated Financial Statements. In addition, revenues and operating results were impacted by a decrease in average selling prices due to market pricing pressure.

         The Disposed Business segment includes the service and maintenance business, which was exited in March 2001. Revenues for this segment total $8.3 million for the three months ended April 1, 2001 as compared to $14.0 million for the three months ended April 2, 2000. The Disposed business operating loss for the three months ended April 1, 2001 totalled $53.9 million as compared to a loss of $617,000 in the three months ended April 2, 2000. Included in the 2001 operating loss are charges, as a result of divestiture, totaling $48.3 million (of which approximately $41.8 million are non-cash items).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth, ongoing capital expenditures and stock repurchases. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock.

         As of April 1, 2001, the Company's cash on hand was $62.2 million. For the first quarter 2001, net cash used in operating activities was $8.7 million and cash used in investing activities totaled $18.8 million, net of proceeds from the sale of assets amounting to $6.4 million. The investing activities primarily include acquisitions, totaling $8.7 million (9.9 million Euro), and capital expenditures for production equipment, totaling $16.5 million. Net cash provided by financing activities for the first quarter aggregated $15.9 million, which included $19.5 million in net borrowings under the Company's worldwide credit facilities, interest paid on a forward-share agreement totaling $ .3 million, and dividend payments totaling $3.3 million.

         As of April 1, 2001, the Company had available borrowings, subject to certain financial covenants, of approximately $121.4 million under the existing Revolving Credit Facility, and the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $ 3.0 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements. On October 27, 2000, the Company renewed its 364-day Revolving Credit Facility at a level of $141 million. This facility is renewable annually and/or convertible to a term loan which will mature October 29, 2004.

         In February 2000, the Company entered into an equity forward purchase transaction whereby the Company has the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company is not required to pay for shares purchased under the transaction until the end of a two-year period. The Company shall make quarterly payments of interest on the principal amount of shares which the Company commits to purchase, with interest to be calculated based on Libor plus a spread determined upon the Company's leverage ratio. On the termination date, the Company has the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. To date, the Company has made commitments to purchase 1,612,900 shares for a principal purchase price of approximately $15.0 million. The fair value of the shares of common stock at April 1, 2001 was approximately $13.5 million.

         In the event that the closing price of the Company's stock is less than the average price (per the agreement) by an amount equal to or greater than 25%, the Company may be required to make an interim settlement in either cash or equivalent shares. The settlement dates are the first business days of the quarter subsequent to the accumulation period, which ended October 31, 2000. The next potential settlement date is the first business day of July 2001. In addition, the counterparty has a right to terminate the equity forward if the closing price of the Company's stock is $6.00 or below. The closing price of the Company's common stock was below $6.00 in December 2000, but the counterparty has agreed to postpone any exercise of its termination rights pending an alternative structure to the equity forward transaction.

         In March 2000, the Company entered into a sale leaseback transaction in connection with a 370,000 square foot distribution facility located in France. The sale leaseback arrangement involved the sale of a warehouse distribution center for approximately $ 17.8 million. Under the terms of the lease arrangement, the Company has entered into a 12-year lease to begin in December of this year. The resulting net gain of approximately $ 1.8 million is being amortized over 12 years , and the resulting lease is a capital lease. The related asset is included in land and buildings.

         In July 2000, the Company established a five year 78.0 million Euro (approximately $73 million) Receivable Purchase Agreement ("Receivables Facility") with a financial institution. In September 2000, the Company amended its five-year Euro Receivable Purchase Agreement ("Receivables Facility"). The amount of proceeds allowable under the Receivables Facility at any time is a function of the amount of the outstanding eligible trade accounts receivables up to 55.0 million Euro (approximately $52 million). At the end of the first quarter there were no proceeds outstanding under the facility.

         In December 2000, the Company entered into certain sale/leaseback arrangements for manufacturing equipment with General Electric Capital. The sale/leaseback arrangement involved the sale of the equipment for approximately $26.4 million. The basic term of the lease is three years with two optional extensions, each for the period of one year. Therefore, the maximum lease term is 5 years. The resulting net gain of $11.6 million, included in other long-term liabilities at April 1, 2001, is being amortized over three years. The lease is accounted for as an operating lease.

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

Debt Denominated in Foreign Currencies is as follows:

                                      2001       2002    2003   2004    2005    Thereafter    Total     4/1/2001
                                    --------     ----    ----   ----    ----    ----------    ------    --------
                                                          (Dollars equivalent in millions)

Belgium Francs
      Variable rate loan            $    2.6       --      --     --      --         --       $  2.6     $  2.6
      Avg Interest rate                  6.4%
      Avg Forward Currency
                Exchange rate          0.022

Euro
      Variable rate loan            $   34.5       --      --     --      --         --       $ 34.5     $ 34.5
      Avg Interest rate                  6.1%
      Avg Forward Currency
                Exchange rate          0.882

                           PART II - OTHER INFORMATION

Item 6            Exhibit and Report on Form 8K

                  No report on form 8K was filed during the quarter ending April 1, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                           SLI, Inc.


                            By: /s/ Frank M. Ward
                                ------------------------------------------------
                                Frank M. Ward, President and Chief Executive
                                Officer
Date: May 15, 2001


                            By:   /s/ Richard F. Parenti
                                -------------------------
                                Richard F. Parenti,
                                Chief Financial Officer
Date: May 15, 2001