Form 10-Q
period 2001-07-01
SLI INC
filed 2001-08-15
CIK 942138

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

Yes   [ X ]     No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date. As of July 1 2001, 34,927,206 shares of Registrant's Common Stock $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                JULY 1,          DECEMBER 31,
                                                                                                 2001                 2000
                                                                                               ---------          -----------
                                                                                               (UNAUDITED)
                                                           ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                               $  48,012          $    77,271
       Accounts receivable, net                                                                  163,057              170,773
       Inventories                                                                               184,200              192,915
       Prepaid expenses and other                                                                 20,944               17,899
                                                                                               ---------          -----------
            Total current assets                                                                 416,213              458,858
                                                                                               ---------          -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                                          419,408              444,924
       Less - Accumulated depreciation                                                            58,945               53,713
                                                                                               ---------          -----------
                                                                                                 360,463              391,211
                                                                                               ---------          -----------
OTHER ASSETS:
       Goodwill, net of accumulated amortization                                                  55,684               86,828
       Other intangible assets, net of accumulated amortization                                   13,291               15,432
       Other assets                                                                               16,015               21,870
                                                                                               ---------          -----------
            Total other assets                                                                    84,990              124,130
                                                                                               ---------          -----------

NET ASSETS OF DISCONTINUED OPERATIONS                                                                                  63,485

            Total assets                                                                       $ 861,666          $ 1,037,684
                                                                                               =========          ===========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Short-term notes payable                                                                $  58,037          $    56,203
       Current portion of other long-term debt                                                       316                  318
       Long-term debt - (Note 3)                                                                 326,803
       Current portion of capital lease obligations                                                1,046                1,068
       Accounts payable                                                                          109,079              131,954
       Accrued income taxes payable                                                                9,093                7,412
       Other accrued expenses                                                                    100,630              105,493
                                                                                               ---------          -----------
            Total current liabilities                                                            605,004              302,448
                                                                                               ---------          -----------

OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                                         5,852              299,501
                                                                                               ---------          -----------

OTHER LIABILITIES:
       Deferred income taxes                                                                       7,926                8,231
       Pension Liability                                                                          20,313               22,402
       Long-term capital lease obligation, less current portion                                   15,300               16,550
       Minority interest                                                                           5,682                7,118
       Other long-term liabilities                                                                18,977               23,052
                                                                                               ---------          -----------
            Total other liabilities                                                               68,198               77,353
                                                                                               ---------          -----------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                                         3,916
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  EQUITY:
       Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued  - 34,927,206 and 34,727,206
            shares at July 1, 2001 and December 31, 2000, respectively                               349                  347
       Additional paid-in capital                                                                282,374              286,149
       Retained earnings                                                                         (17,078)             123,410
       Foreign currency translation adjustment                                                   (86,949)             (51,524)

                                                                                               ---------          -----------
            Total stockholders' equity                                                           178,696              358,382
                                                                                               ---------          -----------
            Total liabilities and stockholders' equity                                         $ 861,666          $ 1,037,684
                                                                                               =========          ===========


See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)



                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        -----------------------------         ----------------------------
                                                         JULY 1             JULY 2             JULY 1             JULY 2
                                                          2001               2000               2001               2000
                                                        ---------          ---------          ---------          ---------
                                                                 (UNAUDITED)                          (UNAUDITED)


Net sales                                               $ 199,386          $ 195,531          $ 434,626          $ 403,151
Cost of products sold                                     157,048            147,165            337,118            300,711
                                                        ---------          ---------          ---------          ---------
Gross margin                                               42,338             48,366             97,508            102,440
Selling, general and administrative expenses               45,295             38,938             92,972             76,831
Restructuring and other related costs                       7,428                 --             55,748                 --
                                                        ---------          ---------          ---------          ---------
Operating income (loss)                                   (10,385)             9,428            (51,212)            25,609
Other (income) expense
       Interest, net                                        6,296              3,094             12,978              5,720
       Loss on sale of assets                                  --                                 4,163
       Other, net                                              40             (2,195)              (795)            (2,460)
                                                        ---------          ---------          ---------          ---------
Income (loss) before income taxes                         (16,721)             8,529            (67,558)            22,349
Income taxes                                                  725              1,797              2,447              4,314
                                                        ---------          ---------          ---------          ---------
Income (loss) from continuing operations                $ (17,446)         $   6,732          $ (70,005)         $  18,035
                                                        =========          =========          =========          =========

Discontinued operations
       (Loss) from operations                           $  (3,367)         $  (1,295)         $  (6,604)         $  (2,357)
       (Loss)  from disposal                              (56,769)                --            (58,982)                --
                                                        ---------          ---------          ---------          ---------
(Loss) from discontinued operations                     $ (60,136)         $  (1,295)         $ (65,586)         $  (2,357)
                                                        =========          =========          =========          =========
       (net of income taxes)

Net Income (loss)                                       $ (77,582)         $   5,437          $(135,591)         $  15,678
                                                        =========          =========          =========          =========

Net income (loss) per common share - basic
       Income (loss) from continuing operations         $   (0.50)         $    0.20          $   (2.00)         $    0.53
       (Loss) from discontinued operations                  (1.72)             (0.04)             (1.88)             (0.07)
                                                        ---------          ---------          ---------          ---------
       Net income (loss) per share                      $   (2.22)         $    0.16          $   (3.88)         $    0.46
                                                        =========          =========          =========          =========

       Weighted average shares outstanding                 34,927             33,946             34,927             33,975
                                                        =========          =========          =========          =========

Net income (loss) per common share -  diluted
       Income (loss) from continuing operations         $   (0.50)         $    0.20          $   (2.00)         $    0.52
       (Loss) from discontinued operations                  (1.72)             (0.04)             (1.88)             (0.07)
                                                        ---------          ---------          ---------          ---------
       Net income (loss) per share                      $   (2.22)         $    0.16          $   (3.88)         $    0.45
                                                        =========          =========          =========          =========

       Weighted average shares outstanding                 34,927             34,212             34,927             34,465
                                                        =========          =========          =========          =========


See accompanying notes to the condensed  financial statements.

                            SLI, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( In thousands)


                                                                  Six Months Ended
                                                             --------------------------
                                                              July 1            July 2
                                                               2001              2000
                                                             --------          --------
                                                                      (unaudited)
NET CASH USED IN OPERATING ACTIVITIES
Net Cash provided by (used in) continuing activities         $(22,541)         $  1,397
Net Cash used in discontinued operations                         (913)           (6,381)
                                                             --------          --------
Net Cash used in operating activities                         (23,454)           (4,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property,plant, and equipment                    (25,998)          (19,584)
Proceeds from disposal of assets                                6,824                --
Acquisitions, net of cash acquired                             (8,752)               --
                                                             --------          --------
Net cash used in investing activities                         (27,926)          (19,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                                39,316            41,102
Payments of long-term debt                                       (565)             (893)
Repurchase of shares for treasury                                  --            (3,756)
Payments of offering costs                                         --               (21)
Exercise of stock options                                          --               743
Interest and prepayment on forward share agreement             (5,573)               --
Payments of dividends                                          (6,712)           (6,830)
                                                             --------          --------
Net cash provided by financing activities                      26,466            30,345

Effect of exchange rate changes on cash                        (4,345)             (645)
                                                             --------          --------
Net increase (decrease) in cash and cash equivalents          (29,259)            5,132

Cash and cash equivalents, beginning of period                 77,271            25,848
                                                             --------          --------

Cash and cash equivalents, end of period                     $ 48,012          $ 30,980
                                                             ========          ========


See accompanying notes to the condensed  financial statements.

                           SLI, Inc. and Subsidiaries
              Condensed Consolidated Notes To Financial Statements

Note 1            General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three and six month periods ended July 1, 2001 and July 2, 2000 and (b) the financial position at July 1, 2001. Interim results are not necessarily indicative of results for a full year.

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. In accordance with APB Opinion No. 30
- Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, PLP's results of operations have been reclassified as discontinued operations for all periods presented.

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



Note 2            Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):

                        July 1,         December 31,
                          2001              2000
                        --------        ------------
Raw Materials           $ 46,272         $ 49,113
Work in process           15,303           20,948
Finished Goods           122,625          122,854
                        --------         --------
                        $184,200         $192,915


Note 3            Long-term debt

         Under the provisions of the Revolving Credit Facility, the Company is required to maintain certain financial covenants, including a maximum leverage ratio to maintain the long-term status of the loan. At July 1, 2001, the leverage ratio was 4.51 to 1. As more fully described below, on August 13, 2001, the Company and its creditors entered into a Second Amendment and Restated Credit Agreement, which amends the leverage ratio to 4.6 to 1 through September 30, 2001. The Company is in the process of taking several actions, including negotiating with its credit lenders to implement a revised set of financial covenants, to be effective from and after September 30, 2001 that will allow the Company to meet its financial covenants after September 29, 2001. The agent of the Company's lender group has informed the Company of its intention to revise the financial covenants by September 30, 2001. However, there can be no assurance that the Company's lender group will agree to an amendment by that date, which will prevent the occurrence of default under the Revolving Credit Facility. Accordingly, the Company has classified the amounts payable under the Revolving Credit Facility as a current liability in the accompanying balance sheet.

         In addition to revising the maximum leverage ratio for the period from April 2, 2001 to September 29, 2001, the August 13, 2001 amendment also reduced the maximum availability under the Company's 364-day Revolving Credit Facility from $141 million to $80 million. Additionally, as long as the actual leverage ratio exceeds the original ratio of 3.5 to 1, the interest rate on the credit facility is increased from Libor plus 1.75% or base rate plus 0.25% to Libor plus 3% or base rate plus 1.5%, respectively.

         Primarily as a result of the exceptional charges related to discontinued operations, disposed business activities, restructuring charges and foreign currency translation adjustment, the Company also did not meet the tangible net worth covenant as of July 1, 2001. This covenant was cured by the issuance of a waiver by the credit lenders for the period of June 30, 2001 through September 29, 2001.

Note 4            Comprehensive income

         During the three months ended July 1, 2001 and July 2, 2000, total comprehensive income (loss) amounted to ($90.5) million and ($3.3) million, respectively. During the six months ended July 1, 2001 and July 2, 2000, total comprehensive income (loss) amounted to ($171.0) million and ($3.0) million, respectively The components of comprehensive income (loss) are net income and cumulative foreign currency translation adjustment.


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

Note 6            Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):

                        Three Months Ended                           Six Months Ended
                   ------------------------------                --------------------------

                     July 1          July 2                        July 1        July 2
                      2001            2000                          2001          2000
                   ------------  ----------------                ------------  ------------
Basic                   34,927            33,946                      34,927        33,975
Diluted                 34,927            34,212                      34,927        34,465


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

         Cash Flow Hedge

         In connection with the capital lease of the warehouse distribution center in France, the Company entered into an interest swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable rate at three-month EURIBOR. The agreement expires March 10, 2005. At July 1, 2001, the notional principal amount of the swap agreement was French Francs 124 million (approximately $ 16.0 million) having a fixed rate of 5.46 %. The fair value of the swap at July 1, 2001 was French Francs 3.6 million (approximately $ 460,000) in favor of the counterparty.

         Because the hedge is fully effective, the change in fair value of the interest rate swap was recorded in other comprehensive income.

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

         During the three and six months ended July 1, 2001, The Company recognized approximately a gain/(loss) of ($ 0.8 million) and $ 0.3 million, respectively, included in the cumulative translation adjustment, related to the foreign denominated debt.

         Effective January 1, 2001, the Company records shipping and handling costs in cost of products sold. In the comparative results for the three and six months ended July 2, 2000, shipping and handling costs amounting to approximately $ 6.4 million and $ 13.5 million, respectively, were reclassified out of selling, general and administrative expenses into cost of products sold.


Note 8   Acquisitions

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


Note 9            Restructuring and other related costs

Restructuring of existing operations

         In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $53.7 million were incurred, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $13.2 million and exit costs of $7.6 million. The exit costs primarily relate to unfavorable contractual agreements and payroll costs.

         In April 2001, The Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the quarter. As of July 1, 2001, $ 1.0 million of the accruals had been utilized and the remainder will be paid over the next 12 months.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in the

European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. In the North American general lighting plan, restructuring costs of $1.2 million were recorded in fiscal 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location, resulting in a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. Approximately $1.4 million remains in accruals at July 1, 2001 related to these plans, which are expected to be completed within 12 months.

Restructuring of acquired operations

         In connection with the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

         i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S.
                  Approximately $1.3 million of severance cost was paid as of July 1, 2001. The remainder will be paid over the next 18 months.

         ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. All costs had been utilized as of July 1, 2001.

         In January 2001, the Company approved a restructuring plan in connection with the acquisition of EBT, resulting in accruals of $ 2.1 million. This plan includes $ 1.9 million of severance costs for the termination of 125 employees and $ 250,000 of other exit costs. As of July 1, 2001, $ 123,000 of the accruals had been utilized and the remainder will be paid over the next 24 months.

Note 10           Discontinued Operations

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. The Company adopted a plan that expects to divest the segment through sale and liquidation over the next 12 months. The assets to be sold consist primarily of accounts receivable, inventories and property, plant and equipment. Results of this operation have been classified as discontinued and prior periods have been reclassified. Revenues and operating results, including income tax impact, are reported in discontinued operations, as follows (in thousands):


                                                Three Months Ended                    Six Months Ended
                                         July 1, 2001       July 2, 2000       July 1, 2001     July 2, 2000
                                         ------------       ------------       ------------     -------------
Revenues                                   $  3,513          $ 14,874          $ 14,620          $ 32,539

Loss from operations:
                Loss before taxes            (3,344)           (2,056)           (6,430)           (3,742)
                Income tax benefit              (23)              761              (174)            1,385

                                           --------          --------          --------          --------
                Net Loss after tax         $ (3,367)         $ (1,295)         $ (6,604)         $ (2,357)

Loss from disposal
                Loss before taxes           (56,769)               --           (58,982)               --
                Income tax benefit               --                --                --

                                           --------          --------          --------          --------
                Net Loss after tax         $(56,769)         $     --          $(58,982)         $     --


                  Loss from operations for the three months ended July 1, 2001 and July 2, 2000 includes interest expenses of $810,000 and $858,000, respectively. For the six months ended July 1, 2001 and July 2, 2000 the interest expenses totaled $ 1.7 million in each period. The allocation of interest expenses to the discontinued operations was based on identified debt that can be specifically attributed to the discontinued operations.

                  Loss from disposal for the six months ended July 1, 2001 includes asset write-downs to net realizable value totaling $41.4 million, warranty, supplier and lease obligations of $7.3 million and other liquidation and exit costs of $8.1 million. Included in other exit costs is an allocation of interest expense totaling $3.9 million based on debt that can be identified as specifically attributed to the discontinued operations. Approximately, $2.2 million of the loss from disposal reported in the six months ended July 1, 2001 was reported in the current three-month period.

         In addition the Company has presented the assets and liabilities relating to its discontinued operations separately in the accompanying condensed balance sheets as of July 1, 2001 and December 31, 2000. Net current assets (liabilities) of discontinued operations are comprised of the following (in thousands):

                                     July 1, 2001    December 31, 2000
                                     ------------    -----------------
Accounts Receivable                  $  2,566          $ 17,010
Inventories                             2,381            17,768
Property, Plant, & Equipment            7,479            19,874
Intangible Assets                          --            14,346
Accounts Payable & Accruals           (17,817)           (7,815)
Other                                   1,475             2,302

                                     --------          --------
Net Assets (Liabilities)             $ (3,916)         $ 63,485


Note 11           Segment Information

         The Company, as a result of redefining its core business, elected to change the reporting of its business segments as of January 1, 2001. Four of the Company's businesses (Miniature Lighting, General Lighting, Power Lighting Products and Disposed Business) had been designated as separate business segments; of which three segments remain as reportable segments. Power Lighting Products, previously a segment, is reflected separately as discontinued operations in our consolidated financial statements. Corporate expenses are not allocated.

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

         Segment information for the three and six months ended July 1, 2001 and July 2, 2000 was as follows (dollars in thousands):


                                                            General         Disposed
                                            Miniature       Lighting        business       Other           Total
                                            ---------       --------        --------       -----           -----
FOR THE THREE MONTHS ENDED JULY 1, 2001

Net Sales                                      38,665        158,726          1,995             --         199,386
Operating profit                                1,245         (2,490)        (7,113)        (2,027)        (10,385)

Identifiable assets (a)                       173,952        663,525         16,753          7,436         861,666

Depreciation & Amortization                     1,723          6,641              3            357           8,724
Capital Expenditures                            1,643          7,858             --             42           9,543


FOR THE THREE MONTHS ENDED JULY 2, 2000

Net Sales                                      40,810        138,383         16,338             --         195,531
Operating profit                                6,919          4,266           (267)        (1,490)          9,428

Identifiable assets (a)                       159,092        545,518         74,290         11,987         790,887

Depreciation & Amortization                     1,377          3,664            460            264           5,765
Capital Expenditures                            1,032          9,024            152             35          10,243


FOR THE SIX MONTHS ENDED JULY 1, 2001

Net Sales                                      83,546        340,820         10,260             --         434,626
Operating profit                                7,022          5,902        (61,023)        (3,113)        (51,212)

Depreciation & Amortization                     3,395         13,219            526            684          17,824
Capital Expenditures                            8,883         16,891             20            204          25,998


FOR THE SIX MONTHS ENDED JULY 2, 2000

Net Sales                                      82,071        290,789         30,291             --         403,151
Operating profit                               14,109         15,098           (884)        (2,714)         25,609

Depreciation & Amortization                     2,846          7,559            946            474          11,825
Capital Expenditures                            3,218         15,955            329             82          19,584

(a) Identifiable assets are net of discontinued operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three and six months ended July 1, 2001 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

GENERAL

         The Company is a leading manufacturer and supplier of lighting systems, which include lamps and fixtures. Through its acquisition based growth strategy, the Company has grown from a specialized manufacturer of miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps) and fixtures. The Company's overall strategic view is to focus on the growth prospects of core business activities and to divest itself of non-core products, services and markets within the general lighting business. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. In June 2001, the Company approved a plan to exit the lighting ballast business (Power Lighting Products business).

         The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps and fixtures. The Company serves a diverse, international customer base and at July 1, 2001 had 37 manufacturing plants in 13 countries. SLI, Inc. acquired 1 company in 2001 and 2 companies in 2000, which has an impact on year-to-year comparisons of revenues and earnings.

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

         For the six months ended July 2, 2000 and July 1, 2001, 74.1% and 80%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and cannot predict future foreign currency fluctuations, which have and may continue to affect the Company's balance sheet and results of operations.

Discontinued Operations

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. As of July 1, 2001, the Company's Condensed Consolidated Financial Statements reflect the classification of PLP as discontinued operations. See note 10 to the Condensed Consolidated Financial Statements for further information.

Results of Continuing Operations

Three months ended July 1, 2001 compared to the three months ended July 2, 2000.

         Net sales. Net sales increased by 2.0% from $195.5 million for the three months ended July 2, 2000 to $199.4 million for the three months ended July 1, 2001. This increase was primarily due to the additional sales generated by the recent acquisitions (totaling $44.4 million), partly offset by a $14.3 million sales volume loss due to the sale of the lighting service and maintenance business and a $17.1 million loss in sales volume due to demand. In addition, the generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 4.3% or $9.1 million, for the three months ended July 1, 2001 as compared to the three months ended July 2, 2000.

         Gross Margin. Gross margin decreased from $48.4 million for the three months ended July 2, 2000 to $42.3 for the three months ended July 1, 2001. Gross margin from the recent acquisitions totaled approximately $9.2 million for the three months ended July 1, 2001. Due to the shortfall in product demand, the gross margin was adversely impacted by $8.4 million for the three months ended July 1, 2001, as compared to the three months ended July 2, 2000. The translation effects of the weakening European currency negatively impacted gross margin by approximately 4.3% or $1.9 million for the three months ended July 1, 2001 as compared to the three months ended July 2, 2000. In addition, the gross margin decreased $5.0 million for the three months ended July 1, 2001 as compared to the three months ended July 2, 2000, due to the exit from the lighting service and maintenance business and the associated loss in sales volume. As a percentage of net sales, gross margin decreased from 24.7% for the three months ended July 2, 2000 to 21.2% for the three months ended July 1, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $38.9 million for the three months ended July 2, 2000 to $45.3 million for the three months ended July 1, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 19.9% for the three months ended July 2, 2000 to 22.7% for the three months ended July 1, 2001. This increase was largely due to the 2000 and 2001 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

         Restructuring and other related costs. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, additional charges totaling $5.4 million were incurred in the three months ended July 1, 2001, consisting of asset write-downs of $4.6 million and exit costs of $0.8 million. The exit costs primarily relate to unfavorable contractual agreements and severance and related costs.

         In April 2001, The Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the three months ended July 1, 2001. As of July 1, 2001, $ 1.0 million of the accruals had been utilized and the remainder will be paid over the next 12 months. These restructuring plans are expected to be completed within 12 months and generate annualized savings of approximately $3.9 million upon completion.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million.

         i.) The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. Approximately $1.4 million remains in accruals at July 1, 2001 related to this plan. The European restructuring plan is expected to be completed within 12 months and generate annualized savings of approximately $8.5 million upon completion.

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


         Interest (income) expense, net. Interest expense, net, increased from $3.1 million for the three months ended July 2, 2000 to $6.3 million for the three months ended July 1, 2001 as a result of an increase in average outstanding borrowings in connection with the recent acquisitions.

         Other (income) expense. Other income for the three months ended July 1, 2001 was approximately $40,000 as compared to the three months ended July 2, 2000 of ($2.1) million, which was primarily related to the recording of the effects of foreign exchange transactions.

         Income (loss) before income taxes. As a result of the above factors, income before income taxes decreased from $8.5 million for the three months ended July 2, 2000 to ($17.4) million for the three months ended July 1, 2001.

         Income taxes. For the three months ended July 1, 2001, the Company recorded a tax provision of $.7 million on a pretax loss of $16.7 million compared to a tax provision of $1.8 million on pretax income of $8.5 million for the three months ended July 2, 2000. The pretax loss of $16.7 million during the three months ended July 1, 2001 generally was from domestic operations, restructuring and other related costs. The tax provision of $.7 million for the three months ended July 1, 2001 was the result of taxable profits generated at the foreign operations.


Six months ended July 1, 2001 compared to the six months ended July 2, 2000.

         Net sales. Net sales increased by 7.8% from $403.2 million for the six months ended July 2, 2000 to $434.6 million for the six months ended July 1, 2001. This increase was primarily due to the additional sales generated by the recent acquisitions (totaling $94.8 million), as offset by a $20 million sales volume loss due to the sale of the lighting service and maintenance business and a $23.6 million loss in sales volume due to demand. In addition, the generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 4.3% or $19.8 million, for the six months ended July 1, 2001 as compared to the six months ended July 2, 2000.

         Gross Margin. Gross margin decreased from $102.4 million for the six months ended July 2, 2000 to $97.5 for the six months ended July 1, 2001. Gross margin from the recent acquisitions totaled approximately $21.7 million for the six months ended July 1, 2001. Due to the shortfall in product demand, the gross margin was adversely impacted by $11.6 million for the six months ended July 1, 2001, as compared to the six months ended July 2, 2000. The translation effects of the weakening European currency negatively impacted gross margin by approximately 4.3% or $4.3 million for the six months ended July 1, 2001 as compared to the six months ended July 2, 2000. In addition, the gross margin decreased $10.7 million for the six months ended July 1, 2001 as compared to the six months ended July 2, 2000, due to the exit from the lighting service and maintenance business and the associated loss in sales volume. As a percentage of net sales, gross margin decreased from 25.4% for the six months ended July 2, 2000 to 22.4% for the six months ended July 1, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $76.8 million for the six months ended July 2, 2000 to $92.9 million for the six months ended July 1, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 19% for the six months ended July 2, 2000 to 21.4% for the six months ended July 1, 2001. This increase was largely due to the 2000 and 2001 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

         Restructuring and other related costs. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $53.7 million were incurred in the six months ended July 1, 2001, consisting of asset write-downs of $46.1 million and exit costs of $7.6 million. The exit costs primarily relate to unfavorable contractual agreements and severance and related costs.

         In April 2001, The Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the three months ended July 1, 2001. As of July 1, 2001, $ 1.0 million of the accruals had been utilized and the remainder will be paid over the next 12 months. These restructuring plans are expected to be completed within 12 months and generate annualized savings of approximately $3.9 million upon completion.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million.

         i.) The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. Approximately $1.4 million remains in accruals at July 1, 2001 related to this plan. The European restructuring plan is expected to be completed within 12 months and generate annualized savings of approximately $8.5 million upon completion.

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


         Interest (income) expense, net. Interest expense, net, increased from $5.7 million for the six months ended July 2, 2000 to $13.0 million for the six months ended July 1, 2001 as a result of an increase in average outstanding borrowings in connection with the recent acquisitions.

         Loss on sale of assets. For the six months ended July 1, 2001, as a result of general lighting restructuring activities in North America, the Company recorded a loss on sale of assets of $4.2 million due to the sale of certain unutilized machinery and equipment.

         Other (income) expense. Other income for the six months ended July 1, 2001 was approximately ($.8) million as compared to the six months ended July 2, 2000 of ($2.5) million, which was primarily related to the recording of the effects of foreign exchange transactions.

         Income (loss) before income taxes. As a result of the above factors, income before income taxes decreased from $22.3 million for the six months ended July 2, 2000 to ($67.6) million for the six months ended July 1, 2001.

         Income taxes. For the six months ended July 1, 2001, the Company recorded a tax provision of $2.4 million on a pretax loss of $67.6 million compared to a tax provision of $4.3 million on pretax income of $22.3 million for the six months ended July 2, 2000. The pretax loss of $67.6 million during the six months ended July 1, 2001 generally was from domestic operations, restructuring and other related costs. The tax provision of $2.4 million for the six months ended July 1, 2001 was the result of taxable profits generated at the foreign operations.


         The Company is organized into three separate operating segments. See
Note 11 of the Condensed Notes to the Company's Consolidated Financial Statements. The results of operations from these three reportable segments for the three and six months ended July 1, 2001 as compared to the three and six months ended July 2, 2000 are more fully described below.

Miniature Lighting:

         The Miniature Lighting segment, which represents 19.4% of the Company's consolidated revenues, reported revenues of $38.7 million for the three months ended July 1, 2001, a decrease of 5.1% from the three months ended July 2, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 3.3% or $1.3 million, for the three months ended July 1, 2001 as compared to the three months ended July 2, 2000. Revenues from the 2001 acquisition totaling $6.4 million were offset by the remaining business decrease of approximately $7.2 million. Miniature lighting operating profits decreased $5.7 million for the three months ended July 1, 2001 to $1.2 million, as compared to the three months ended July 2, 2000.

         The Miniature Lighting segment, which represents 19.2% of the Company's consolidated revenues, reported revenues of $83.5 million for the six months ended July 1, 2001, an increase of 1.8% from the six months ended July 2, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 3.3% or $2.9 million, for the six months ended July 1, 2001 as compared to the six months ended July 2, 2000. Revenues from the 2001 acquisition contributed $14.1 million of the 2001 increase, as the remaining business decreased approximately $9.7 million. Miniature lighting operating profits decreased $7.1 million for the six months ended July 1, 2001 to $7.0 million, as compared to the six months ended July 2, 2000.


         The decrease in the miniature lighting operating results for both the three and the six months ended July 1, 2001 as compared to the prior year is primarily due to inventory adjustments in the electronic and automotive industries and a general decrease in demand due to a slowing in the economy.

General Lighting:

         The General Lighting segment, which represents 79.6% of the Company's consolidated revenues, reported revenues of $158.7 million for the three months ended July 1, 2001, and an increase of 14.6% from the three months ended July 2, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 4.7% or $7.8 million, for the three months ended July 1, 2001 as compared to the three months ended July 2, 2000. Revenues from the 2001 acquisition contributed $37.9 million of the 2001 increase, as the remaining business decreased approximately $9.8 million. General lighting operating profits (losses) for the three months ended July 1, 2001 of $(2.5) million decreased $6.8 million as compared to the three months ended July 2, 2000.

         The General Lighting segment, which represents 78.4% of the Company's consolidated revenues, reported revenues of $340.8 million for the six months ended July 1, 2001, and an increase of 17.2% from the six months ended July 2, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 4.7% or $16.9 million, for the six months ended July 1, 2001 as compared to the six months ended July 2, 2000. Revenues from the 2001 acquisition contributed $80.7 million of the 2001 increase, as the remaining business decreased approximately $13.8 million. General lighting operating profits for the six months ended July 1, 2001 of $5.9 million decreased $9.2 million as compared to the six months ended July 2, 2000.

         The decrease in the general lighting operating results for both the three and the six months ended July 1, 2001 as compared to the prior year is primarily due to the adverse impact of the foreign currency translation and a sharp decrease in demand due to a slowing in the economy.


Disposed Business:

         The Disposed Business segment includes the service and maintenance business, which was exited in March 2001.

          Revenues for this segment total $2.0 million for the three months ended July 1, 2001 as compared to $16.3 million for the three months ended July 2, 2000. The Disposed business operating loss for the three months ended July 1, 2001 totaled $7.1 million as compared to a loss of $0.3 in the three months ended July 2, 2000. Included in the three months ended July 1, 2001 operating loss are charges, as a result of divestiture, totaling $5.4 million.

         Revenues for this segment total $10.2 million for the six months ended July 1, 2001 as compared to

$30.3 million for the six months ended July 2, 2000. The Disposed business operating loss for the six months ended July 1, 2001 totaled $(61.0) million as compared to a loss of $0.9 in the six months ended July 2, 2000. Included in the six months ended July 1, 2001 operating loss are charges, as a result of divestiture, totaling $53.7 million.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth, ongoing capital expenditures and stock repurchases. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock.

         As of July 1, 2001, the Company's cash on hand was $48.0 million. For the six months ended July 1, 2001, net cash used in operating activities was $23.5 million and cash used in investing activities totaled $27.9 million, net of proceeds from the sale of assets amounting to $6.8 million. The investing activities primarily include acquisitions, totaling $8.8 million (9.9 million
Euro), and capital expenditures for production equipment, totaling $26.0 million. Net cash provided by financing activities for the six months ended July 1, 2001 aggregated $26.5 million, which included $39.3 million in net borrowings under the Company's worldwide credit facilities, interests and a prepayment on a forward-share agreement totaling $ 5.6 million, and dividend payments totaling $6.7 million.

         Under the provisions of the Revolving Credit Facility, the Company is required to maintain certain financial covenants including a maximum leverage ratio to maintain the long-term status of the loan. At July 1, 2001, the leverage ratio was 4.51 to 1. As more fully described below, on August 13, 2001, the Company and its creditors entered into a Second Amendment and Restated Credit Agreement, which amends the leverage ratio to 4.6 to 1 through September 30, 2001. The Company is in the process of taking several actions, including negotiating with its credit lenders to implement a revised set of financial covenants, to be effective from and after September 30, 2001 that will allow the Company to meet its financial covenants after September 29, 2001. The agent of the Company's lender group has informed the Company its intention to revise the financial covenants by September 30, 2001. However, there can be no assurance that the Company's lender group will agree to an amendment by that date, which will prevent the occurrence of default under the Revolving Credit Facility. Accordingly, the Company has classified the amounts payable under the Revolving Credit Facility as a current liability in the accompanying balance sheet.

         In addition to revising the maximum leverage ratio for the period from April 2, 2001 to September 29, 2001, the August 13, 2001 amendment also reduced the maximum availability under the Company's 364-day Revolving Credit Facility from $141 million to $80 million. Additionally, as long as the actual leverage ratio exceeds the original ratio of 3.5 to 1, the interest rate on the credit facility is increased from Libor plus 1.75% or base rate plus .25% to Libor plus 3% or base rate plus 1.5%, respectively.

         Primarily as a result of the exceptional charges related to discontinued operations, disposed business activities, restructuring charges and foreign currency translation adjustment, the Company also did not meet the tangible net worth covenant as of July 1, 2001. This covenant was cured by the issuance of a waiver by the credit lenders for the period of June 30, 2001 through September 29, 2001. See Note 3 to the Company's Condensed Consolidated Financial Statements.

         As of July 1, 2001, the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $ 2.3 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.

         In February 2000, the Company entered into an equity forward purchase transaction whereby the

Company has the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company is not required to pay for shares purchased under the transaction until the end of a two-year period. The Company shall make quarterly payments of interest on the principal amount of shares which the Company commits to purchase, with interest to be calculated based on Libor plus a spread determined upon the Company's leverage ratio. On the termination date, the Company has the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. To date, the Company has made commitments to purchase 1,612,900 shares for a principal purchase price of approximately $15 million. The fair value of the shares of common stock at July 1,2001 was approximately $13.3 million.

         If at any month end, the closing market price of the Company's stock is less than 75 % of the initial price (per the agreement), the Company may be required to make an interim settlement in either cash or equivalent shares. Payments for $ 10.0 million have been made through July 31, 2001. The settlement dates are the first business days of the quarter subsequent to the accumulation period, which ended October 31, 2000. In addition, the counterparty has a right to terminate the equity forward if the closing price of the Company's stock is $6.00 or below. The closing price of the Company's common stock was below $6.00 in December 2000, but the counterparty has agreed to postpone any exercise of its termination rights pending an alternative structure to the equity forward transaction.

         In March 2000, the Company entered into a sale-leaseback transaction in connection with a 370,000 square foot distribution facility located in France. The sale-leaseback arrangement involved the sale of a warehouse distribution center for approximately $ 17.8 million. Under the terms of the lease arrangement, the Company has entered into a 12-year lease to begin in December of this year. The resulting net gain of approximately $ 1.8 million is being amortized over 12 years, and the resulting lease is a capital lease. The related asset is included in land and buildings.

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

         The Company believes that the actions taken to restructure its business, which include selling or discontinuing non-profitable operations and the restructuring of its credit facilities, will provide sufficient cash from operations and available borrowings to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $ 15 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and foreign currency denominated debt obligations.

Debt Denominated in Foreign Currencies is as follows:



                                         2001     2002     2003        2004       2005       Thereafter      Total         4/1/01
                                         ----     ----     ----        ----       ----       ----------      -----        --------
                                                               (Dollars equivalent in millions)

Belgium Francs
      Variable rate loan              $   2.6       --      --          --          --          --         $   2.6         $   2.6
      Avg Interest rate                   6.3%
      Avg Forward Currency
                  Exchange rate         0.022

Euro
      Variable rate loan              $  25.0       --       --          --          --          --         $  25.0         $  25.0
      Avg Interest rate                   6.0%
      Avg Forward Currency
                  Exchange rate         0.850


                           PART II - OTHER INFORMATION



Item 6            Exhibit and Report on Form 8K

                  (a) Ex-10.1  Amendment No. 3 to Second Amended and Restated
                               Credit Agreement

                  (b) A Form 8K Report was filed on June 11, 2001 reporting pursuant to Item 5 (Other Events).


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                         SLI, Inc.

                                         By:    /s/ Frank M. Ward
                                             ----------------------------------
                                             Frank M. Ward, President and
                                             Chief Executive Officer
Date: August 15, 2001


                                         By:    /s/ Richard F. Parenti
                                            ----------------------------------
                                             Richard F. Parenti,
                                             Chief Financial Officer
Date: August 15, 2001