Form 10-Q
period 2001-09-30
SLI INC
filed 2001-11-14
CIK 942138

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date. As of September 30, 2001, 33,355,229 shares of Registrant's Common Stock $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.- FINANCIAL STATEMENTS

                           SLI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                    September 30,        December 31,
                                                                         2001                2000
                                                                    -------------        ------------
                                                                     (Unaudited)           (Note 1)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                         $  61,645           $    77,271
    Accounts receivable, net                                            168,147               170,773
    Inventories                                                         197,903               192,915
    Prepaid expenses and other                                           21,435                17,899
                                                                      ---------           -----------
        Total current assets                                            449,130               458,858
                                                                      ---------           -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                 453,967               444,924
    Less - Accumulated depreciation                                      76,899                53,713
                                                                      ---------           -----------
                                                                        377,068               391,211
                                                                      ---------           -----------
OTHER ASSETS:
    Goodwill, net of accumulated amortization                            58,847                86,828
    Other intangible assets, net of accumulated amortization             13,581                15,432
    Other assets                                                         17,069                21,870
                                                                      ---------           -----------
        Total other assets                                               89,497               124,130
                                                                      ---------           -----------

NET ASSETS OF DISCONTINUED OPERATIONS                                        --                63,485
                                                                      ---------           -----------
        Total assets                                                  $ 915,695           $ 1,037,684
                                                                      =========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term notes payable                                          $  68,386           $    56,203
    Current portion of long-term debt                                    20,327                   318
    Current portion of capital lease obligations                          1,140                 1,068
    Accounts payable                                                    116,348               131,954
    Accrued income taxes payable                                          9,119                 7,412
    Other accrued expenses                                               96,099               105,493
                                                                      ---------           -----------
        Total current liabilities                                       311,419               302,448
                                                                      ---------           -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                    356,480               299,501
                                                                      ---------           -----------

OTHER LIABILITIES:
    Deferred income taxes                                                 8,283                 8,231
    Pension Liability                                                    22,011                22,402
    Long-term capital lease obligation, less current portion             16,326                16,550
    Minority interest                                                     5,735                 7,118
    Other long-term liabilities                                          19,092                23,052
                                                                      ---------           -----------
        Total other liabilities                                          71,447                77,353
                                                                      ---------           -----------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                6,244                    --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  EQUITY:
    Common stock, $.01 par value-
      Authorized - 100,000,000
      shares Issued - 33,355,229 and 34,727,206
      shares at September 30, 2001 and December 31,
      2000, respectively                                                    334                   347
    Additional paid-in capital                                          272,270               286,149
    Retained earnings (deficit)                                         (35,965)              123,410
    Foreign currency translation adjustment                             (66,534)              (51,524)
                                                                      ---------           -----------
        Total stockholders' equity                                      170,105               358,382
                                                                      ---------           -----------
        Total liabilities and stockholders' equity                    $ 915,695           $ 1,037,684
                                                                      =========           ===========

See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)



                                                      Three Months Ended              Nine Months Ended
                                                 ---------------------------    ----------------------------
                                                 September 30,    October 1,    September 30,     October 1,
                                                      2001           2000            2001            2000
                                                 -------------    ----------    -------------     ----------
                                                          (Unaudited)                    (Unaudited)

Net sales                                          $ 200,558       $ 218,706       $ 635,184       $ 621,857
Cost of products sold                                157,762         163,037         494,880         463,748
                                                   ---------       ---------       ---------       ---------
Gross margin                                          42,796          55,669         140,304         158,109
Selling, general and administrative expenses          46,398          43,086         139,370         119,917
Restructuring and other related costs                  3,199           5,949          58,947           5,949
                                                   ---------       ---------       ---------       ---------
Operating income (loss)                               (6,801)          6,634         (58,013)         32,243
Other (income) expense
    Interest, net                                      7,212           5,018          20,190          10,738
    Loss on sale of assets                                --              --           4,163              --
    Other, net                                          (363)           (742)         (1,158)         (3,202)
                                                   ---------       ---------       ---------       ---------
Income (loss) before income taxes                    (13,650)          2,358         (81,208)         24,707
Income taxes                                           1,236             846           3,683           5,160
                                                   ---------       ---------       ---------       ---------
Income (loss) from continuing operations             (14,886)          1,512         (84,891)         19,547
                                                   ---------       ---------       ---------       ---------

Discontinued operations
    (Loss) from operations                                --          (1,403)         (6,604)         (3,760)
    (Loss) from disposal                              (4,000)             --         (62,982)             --
                                                   ---------       ---------       ---------       ---------
(Loss) from discontinued operations,                  (4,000)         (1,403)        (69,586)         (3,760)
                                                   ---------       ---------       ---------       ---------
    (net of income taxes)

Net Income (loss)                                  $ (18,886)      $     109       $(154,477)      $  15,787
                                                   =========       =========       =========       =========

Net income (loss) per common share - basic
    Income (loss) from continuing operations       $   (0.43)      $    0.04       $   (2.44)      $    0.57
    (Loss) from discontinued operations                (0.12)          (0.04)          (2.01)          (0.11)
                                                   ---------       ---------       ---------       ---------
    Net income (loss) per share                    $   (0.55)      $    0.00       $   (4.45)      $    0.46
                                                   =========       =========       =========       =========

    Weighted average shares outstanding               34,224          34,637          34,693          34,196
                                                   =========       =========       =========       =========

Net income (loss) per common share -  diluted
    Income (loss) from continuing operations       $   (0.43)      $    0.04       $   (2.44)      $    0.57
    (Loss) from discontinued operations                (0.12)          (0.04)          (2.01)          (0.11)
                                                   ---------       ---------       ---------       ---------
    Net income (loss) per share                    $   (0.55)      $    0.00       $   (4.45)      $    0.46
                                                   =========       =========       =========       =========

    Weighted average shares outstanding               34,224          34,659          34,693          34,537
                                                   =========       =========       =========       =========


See accompanying notes to the condensed financial statements.

                            SLI, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             Nine Months Ended
                                                        --------------------------
                                                        September 30,   October 1,
                                                            2001            2000
                                                        -------------   ----------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) continuing activities      $(35,748)      $  65,146
Net cash used in discontinued operations                    (2,558)         (8,038)
                                                          --------       ---------
Net cash used in operating activities                      (38,306)         57,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property,plant, and equipment                 (33,522)        (28,400)
Proceeds from disposal of assets                             7,254              --
Acquisitions, net of cash acquired                          (8,752)       (107,166)
                                                          --------       ---------
Net cash used in investing activities                      (35,020)       (135,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of lines of credit                             87,587         134,829
Payments of long-term debt                                    (852)         (3,618)
Repurchase of shares for treasury                               --          (3,756)
Payments of offering costs                                      --             (21)
Exercise of stock options                                       --             743
Interest and payment on forward share agreement            (15,692)             --
Payments of dividends                                       (8,391)         (6,830)
                                                          --------       ---------
Net cash provided by financing activities                   62,652         121,347

Effect of exchange rate changes on cash                     (4,952)         (2,250)
                                                          --------       ---------
Net increase (decrease) in cash and cash equivalents       (15,626)         40,639

Cash and cash equivalents, beginning of period              77,271          25,848
                                                          --------       ---------

Cash and cash equivalents, end of period                  $ 61,645       $  66,487
                                                          ========       =========

See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
              Condensed Consolidated Notes To Financial Statements

Note 1            General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. ("Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and October 1, 2000 and (b) the financial position at September 30, 2001. Interim results are not necessarily indicative of results for a full year.

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





Note 2            Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):


                         September 30,       December 31,
                             2001                2000
                         -------------       ------------
Raw Materials              $ 48,971            $ 49,113
Work in process              18,573              20,948
Finished Goods              130,359             122,854
                           --------            --------
                           $197,903            $192,915
                           ========            ========


Note 3            Long-term Debt

         On November 13, 2001, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement, which is effective September 30, 2001 and provides for conversion of the Company's 364-day Revolving Credit Facility, under which $80 million was outstanding, into a Term Loan maturing in October 2004, amortizing in equal installments over that term. The Fourth Amendment also permits the Company to maintain its $300 million Revolving Credit Facility. The indebtedness under the Revolving Credit Facility and the Term Loan are classified as long-term liabilities.

         Under the Fourth Amendment, the applicable interest rates on such indebtedness are Libor plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to Libor plus 2.5% or base rate plus 1% if such total outstanding indebtedness is below $200 million.

Note 4            Comprehensive income

         During the three months ended September 30, 2001 and October 1, 2000, total comprehensive income (loss) amounted to $1.5 million and ($16.2) million, respectively. During the nine months ended September 30, 2001 and October 1, 2000, total comprehensive income (loss) amounted to ($169.5) million and ($19.2) million, respectively The components of comprehensive income (loss) are net income and cumulative foreign currency translation adjustment.


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

Note 6            Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):


                      Three Months Ended                   Nine Months Ended
               --------------------------------     ------------------------------

               September 30,         October 1,     September 30,       October 1,
                   2001                 2000           2001                2000
               -------------         ----------     -------------       ----------
Basic             34,224               34,637         34,693              34,196
Diluted           34,224               34,659         34,693              34,537


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

         Cash Flow Hedge

         In connection with the capital lease of the warehouse distribution center in France, the Company entered into an interest swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable rate at three-month EURIBOR. The agreement expires March 10, 2005. At September 30, 2001, the notional principal amount of the swap agreement was French Francs 124 million (approximately $17.4 million) having a fixed rate of 5.46 %. The fair value of the swap at September 30, 2001 was French Francs 3.6 million (approximately $505,000) in favor of the counterparty.

         Because the hedge is fully effective, the change in fair value of the interest rate swap was recorded in the cumulative translation adjustment account included in other comprehensive income.

         Hedge of Net Investment in Foreign Operations.

         The Company uses Euro denominated debt to protect the value of its investments in its foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation account, with the related amounts due to or from counterparties included in other liabilities or other assets.

         During the three and nine months ended September 30, 2001, the Company recognized approximately a gain of $2.8 million and $3.1 million, respectively, included in the cumulative translation adjustment, related to net investment hedges.

         Effective January 1, 2001, the Company records shipping and handling costs in cost of products sold. In the comparative results for the three and nine months ended October 1, 2000, shipping and handling costs amounting to approximately $6.9 million and $20.5 million, respectively, were reclassified out of selling, general and administrative expenses into cost of products sold.


Note 8   Acquisitions

         In January 2001, the Company acquired EBT (Germany) for approximately $10 million in cash and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

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


Note 9            Restructuring and other related costs

Restructuring of existing operations

         In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, cumulative charges totaling $56.9 million were incurred for the nine months ended September 30, 2001, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $13.5 million and exit costs of $10.5 million. Approximately $7.1 million remain in accruals at September 30, 2001 related to this agreement, which is expected to be utilized within 12 months. The exit costs primarily relate to unfavorable contractual agreements and payroll costs.

         In April 2001, The Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the quarter. As of September 30, 2001, $.6 million of the accruals had been utilized and the remainder will be paid within 12 months.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. In the North American general lighting plan, restructuring costs of $1.2 million were recorded in fiscal 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location, resulting in a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. Approximately $1.3 million remains in accruals at September 30, 2001 related to these plans, which are expected to be utilized within 12 months.

Restructuring of acquired operations

         In connection with the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

         i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately $1.4 million of severance cost was paid as of September 30, 2001. The remainder will be paid over the next 18 months.

         ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. All costs had been utilized as of September 30, 2001.

         In January 2001, the Company approved a restructuring plan in connection with the purchase price accounting for the acquisition of EBT, resulting in accruals of $2.2 million. This plan includes $1.9 million of severance costs for the termination of 125 employees and $250,000 of other exit costs. As of September 30, 2001, $131,000 of the accruals had been utilized and the remainder will be paid over the next 24 months.

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


                                             Three Months Ended                    Nine Months Ended
                                        ----------------------------        -----------------------------
                                        September 30,      October 1,       September 30,      October 1,
                                            2001             2000               2001             2000
                                        -------------      ----------       -------------      ----------


Revenues                                   $   328          $ 13,187          $ 14,948          $ 45,726

Loss from operations:
                Loss before taxes               --            (2,227)           (6,430)           (5,969)
                Income tax benefit              --               824              (174)            2,209

                Net Loss after tax         $    --          $ (1,403)         $ (6,604)         $ (3,760)

Loss from disposal
                Loss before taxes           (4,000)               --           (62,982)               --
                Income tax benefit              --                --                --

                Net Loss after tax         $(4,000)         $     --          $(62,982)         $     --


         Loss from operations for the three months ended September 30, 2001 included sales of $328,000 for inventory that was written down to net realizable value. The loss from operations for the three months ended September 30, 2001 and October 1, 2000 includes interest expenses of $0 and $1,036,000, respectively. For the nine months ended September 30, 2001 and October 1, 2000 the interest allocated to discontinued operations totaled $1.7 million and $2.7 million, respectively. The allocation of interest expenses to the discontinued operations was based on identified debt that can be specifically attributed to the discontinued operations.

         Loss from disposal for the nine months ended September 30, 2001 includes asset write-downs to net realizable value totaling $45.4 million, warranty, supplier and lease obligations of $7.3 million and other liquidation and exit costs of $10.3 million. At September 30, 2001 approximately $6.2 million remain in accruals for warranty, supplier and lease obligations, as well as $2.2 million for other liquidation and exit costs. Included in other exit costs is an allocation of interest expense totaling $3.9 million based on debt that can be identified as specifically attributed to the discontinued operations, of which $3.0 million remains in the accruals at September 30, 2001. Approximately $4.0 million of asset write downs representing revisions to initial estimates of net realizable value upon disposal were determined and reported as additional losses from disposal in the nine months ended September 30, 2001 and in the current three-month period.

         In addition, the Company has presented the assets and liabilities relating to its discontinued operations separately in the accompanying condensed balance sheets as of September 30, 2001 and December 31, 2000. Net current assets (liabilities) of discontinued operations are comprised of the following (in thousands):


                                       September 30,       December 31,
                                          2001                 2000
                                       -------------       ------------

Accounts Receivable                     $    839             $ 17,010
Inventories                                1,916               17,768
Property, Plant, & Equipment               3,418               19,874
Intangible Assets                             --               14,346
Accounts Payable & Accruals              (13,912)              (7,815)
Other                                      1,495                2,302
                                        --------             --------
Net Assets (Liabilities)                $ (6,244)            $ 63,485


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

Segment information for the three and nine months ended September 30, 2001 and October 1, 2000 was as follows (dollars in thousands):

                                                                General        Disposed
                                                  Miniature     Lighting       Business       Other         Total
                                                  ---------     --------       --------       -----         -----

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales                                           38,381       162,035           142           --        200,558
Operating profit (loss)                              1,878        (3,885)       (3,187)      (1,607)        (6,801)

Identifiable assets (a)                            195,486       702,768        13,664        3,777        915,695

Depreciation & Amortization                          2,053         6,665            --           --          8,718
Capital Expenditures                                   875         6,622            --           --          7,497


FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

Net Sales                                           37,926       166,195        14,585           --        218,706
Operating profit (loss)                              6,180          (456)         (183)       1,093          6,634

Identifiable assets (a)                            150,135       671,004        79,430           --        900,569

Depreciation & Amortization                          1,509         4,788           493           --          6,790
Capital Expenditures                                 1,488         7,193            41           --          8,722


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales                                          121,927       502,855        10,402           --        635,184
Operating profit (loss)                              8,900         2,017       (64,210)      (4,720)       (58,013)

Depreciation & Amortization                          5,448        19,884           526          684         26,542
Capital Expenditures                                 9,758        23,513            20          231         33,522


FOR THE NINE MONTHS ENDED OCTOBER 1, 2000

Net Sales                                          119,997       456,984        44,876           --        621,857
Operating profit (loss)                             20,289        14,642        (1,067)      (1,621)        32,243

Depreciation & Amortization                          4,355        12,347         1,439          474         18,615
Capital Expenditures                                 4,706        23,148           370          176         28,400


(a)      Identifiable assets are net of discontinued operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three and nine months ended September 30, 2001 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

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

         The Company believes that it is one of the six largest global lighting companies and one of only three major international producers to offer an integrated package of lamps and fixtures. The Company serves a diverse, international customer base and at September 30, 2001 had 37 manufacturing plants in 13 countries. SLI, Inc. acquired EBT (Germany) in 2001, Emess Plc in 2000 and the assets of an UK based lamp-glass manufacturer in 2000, which has an impact on year-to-year comparisons of revenues and earnings.

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

         In January 2001, the Company acquired EBT (Germany) for approximately $10 million in cash and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

         For the nine months ended October 1, 2000 and September 30, 2001, 70.2% and 78.0%,
respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and cannot predict future foreign currency fluctuations, which have and may continue to affect the Company's balance sheet and results of operations.

Discontinued Operations

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. As of September 30, 2001, the Company's Condensed Consolidated Financial Statements reflect the classification of PLP as discontinued operations. See note 10 to the Condensed Consolidated Financial Statements for further information.

Results of Continuing Operations

Three months ended September 30, 2001 compared to the three months ended October 1, 2000.

         Net sales. Net sales decreased by $18.1 million or 8.3% from $218.7 million for the three months ended October 1, 2000 to $200.6 million for the three months ended September 30, 2001. This decrease was primarily due to the loss in sales volume resulting from the sale of the lighting service and maintenance business of $14.4 million and a $24.3 million loss in sales volume due to demand, partly offset by the additional sales generated by the recent acquisitions totaling $21.9 million. In addition, the generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately .6% or $1.3 million, for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000.

         Gross Margin. Gross margin decreased from $55.7 million for the three months ended October 1, 2000 to $42.8 for the three months ended September 30, 2001. Gross margin from the recent acquisitions totaled approximately $4.5 million for the three months ended September 30, 2001. Due to the shortfall in product demand, the gross margin was adversely impacted by $13.8 million for the three months ended September 30, 2001, as compared to the three months ended October 1, 2000. The translation effects of the weakening European currency negatively impacted gross margin by approximately .5% or $.3 million for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000. In addition, the gross margin decreased $3.3 million for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000, due to the exit from the lighting service and maintenance business and the associated loss in sales volume. As a percentage of net sales, gross margin decreased from 25.5% for the three months ended October 1, 2000 to 21.3% for the three months ended September 30, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $43.1 million for the three months ended October 1, 2000 to $46.4 million for the three months ended September 30, 2001. The current three months includes severance costs of $1.1 million. As a percentage of net sales, selling, general and administrative expenses increased from 19.7% for the three months ended October 1, 2000 to 23.1% for the three months ended September 30, 2001. This increase was largely due to the 2000 and 2001 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

Restructuring and other related costs. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, additional charges totaling $3.2 million were incurred in the three months ended September 30, 2001, consisting of asset write-downs of $.3 million and exit costs of $2.9 million, which remains outstanding on September 30, 2001. The exit costs primarily relate to unfavorable contractual agreements and severance and related costs.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million, of which $5.9 million was reported in the three months ended October 1, 2000.

         i.)      The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. Approximately $1.3 million remains in accruals at September 30, 2001 related to this plan. The European restructuring plan is expected to be completed within 12 months.

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

         Interest (income) expense, net. Interest expense, net, increased from $5.0 million for the three months ended October 1, 2000 to $7.2 million for the three months ended September 30, 2001 as a result of an increase in average outstanding borrowings.

         Other (income) expense. Other income for the three months ended September 30, 2001 was approximately ($363,000) as compared to the three months ended October 1, 2000 of ($742,000), which was primarily related to the recording of the effects of foreign exchange transactions.

         Income (loss) before income taxes. As a result of the above factors, income before income taxes decreased from $2.4 million for the three months ended October 1, 2000 to ($13.7) million for the three months ended September 30, 2001.

         Income taxes. For the three months ended September 30, 2001, the Company recorded a tax provision of $1.2 million on a pretax loss of $13.7 million compared to a tax provision of $.8 million on pretax income of $2.4 million for the three months ended October 1, 2000. The pretax loss of $13.7 million during the three months ended September 30, 2001 generally was from domestic operations, restructuring and other related costs. The tax provision of $1.2 million for the three months ended September 30, 2001 was the result of taxable profits generated at the foreign operations.

Nine months ended September 30, 2001 compared to the nine months ended October 1, 2000.

         Net sales. Net sales increased by $13.3 million or 2.1% from $621.9 million for the nine months ended October 1, 2000 to $635.2 million for the nine months ended September 30, 2001. This increase was primarily due to the additional sales generated by the recent acquisitions (totaling $116.8 million), as offset by a $34.5 million sales volume loss due to the sale of the lighting service and maintenance business and a $49.2 million loss in sales volume due to demand. In addition, the generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 3.2% or $19.8 million, for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000.

         Gross Margin. Gross margin decreased from $158.1 million for the nine months ended October 1, 2000 to $140.3 for the nine months ended September 30, 2001. Gross margin from the recent acquisitions totaled approximately $26.0 million for the nine months ended September 30, 2001. Due to the shortfall in product demand, the gross margin was adversely impacted by $25.3 million for the nine months ended September 30, 2001, as compared to the nine months ended October 1, 2000. The translation effects of the weakening European currency negatively impacted gross margin by approximately 3.0% or $4.6 million for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000. In addition, the gross margin decreased $13.9 million for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000, due to the exit from the lighting service and maintenance business and the associated loss in sales volume. As a percentage of net sales, gross margin decreased from 25.4% for the nine months ended October 1, 2000 to 22.1% for the nine months ended September 30, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $119.9 million for the nine months ended October 1, 2000 to $139.4 million for the nine months ended September 30, 2001. The current nine months includes severance costs of $1.1 million. As a percentage of net sales, selling, general and administrative expenses increased from 19.3% for the nine months ended October 1, 2000 to 21.9% for the nine months ended September 30, 2001. This increase was largely due to the 2000 and 2001 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

         Restructuring and other related costs. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $56.9 million were incurred in the nine months ended September 30, 2001, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $13.5 million and exit costs of $10.5 million. Approximately $7.1 million remain in accruals at September 30, 2001 related to this agreement, which is expected to be completed within 12 months. The exit costs primarily relate to unfavorable contractual agreements and severance and related costs.

         In April 2001, The Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued. As of September 30, 2001, $.6 million of the accruals had been utilized and the remainder will be paid over the next 12 months. These restructuring plans are expected to be completed within 12 months.

         In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million, of which $5.9 million was reported in the nine months ended October 1, 2000.

         i.)      The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the lease. Approximately $1.3 million remains in accruals at September 30, 2001 related to this plan. The European restructuring plan is expected to be completed within 12 months.

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


         Interest (income) expense, net. Interest expense, net, increased from $10.7 million for the nine months ended October 1, 2000 to $20.2 million for the nine months ended September 30, 2001 as a result of an increase in average outstanding borrowings.

         Loss on sale of assets. For the nine months ended September 30, 2001, as a result of general lighting restructuring activities in North America, the Company recorded a loss on sale of assets of $4.2 million due to the sale of certain unutilized machinery and equipment.

         Other (income) expense. Other income for the nine months ended September 30, 2001 was approximately ($1.2) million as compared to the nine months ended October 1, 2000 of ($3.2) million, which was primarily related to the recording of the effects of foreign exchange transactions.

         Income (loss) before income taxes. As a result of the above factors, income before income taxes decreased from $24.7 million for the nine months ended October 1, 2000 to ($81.2) million for the nine months ended September 30, 2001.

         Income taxes. For the nine months ended September 30, 2001, the Company recorded a tax provision of $3.7 million on a pretax loss of $81.2 million compared to a tax provision of $5.2 million on pretax income of $24.7 million for the nine months ended October 1, 2000. The pretax loss of $81.2 million during the nine months ended September 30, 2001 generally was from domestic operations, restructuring and other related costs. The tax provision of $3.7 million for the nine months ended September 30, 2001 was the result of taxable profits generated at the foreign operations.

         The Company is organized into three separate operating segments. See
Note 11 of the Condensed Notes to the Company's Consolidated Financial Statements. The results of operations from these three reportable segments for the three and nine months ended September 30, 2001 as compared to the three and nine months ended October 1, 2000 are more fully described below.

Miniature Lighting:

         The Miniature Lighting segment, which represents 19.1% of the Company's consolidated revenues, reported revenues of $38.4 million for the three months ended September 30, 2001, a decrease of 1.2% from the three months ended October 1, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately .2% or $.1 million, for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000. Revenues from the 2001 acquisition totaling $6.5 million were offset by the remaining business decrease of approximately $5.9 million. Miniature lighting operating profits decreased $4.3 million for the three months ended September 30, 2001 to $1.9 million, as compared to the three months ended October 1, 2000.

         The Miniature Lighting segment, which represents 19.2% of the Company's consolidated revenues, reported revenues of $121.9 million for the nine months ended September 30, 2001, an increase of 1.6% from the nine months ended October 1, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 2.0% or $2.4 million, for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000. Revenues from the 2001 acquisition contributed $20.7 million of the 2001 increase, as the remaining business decreased approximately $16.4 million. Miniature lighting operating profits decreased $11.4 million for the nine months ended September 30, 2001 to $8.9 million, as compared to the nine months ended October 1, 2000.

         The decrease in the miniature lighting operating results for both the three and the nine months ended September 30, 2001 as compared to the prior year is primarily due to inventory adjustments in the electronic and automotive industries and a general decrease in demand due to a slowing in the economy.

General Lighting:

         The General Lighting segment, which represents 80.8% of the Company's consolidated revenues, reported revenues of $162.0 million for the three months ended September 30, 2001, and a decrease of 2.5% from the three months ended October 1, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately .8% or $1.3 million, for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000. Revenues from the 2001 acquisition contributed $15.4 million of the 2001 increase, as the remaining business decreased approximately $18.3 million. General lighting operating profits (losses) for the three months ended September 30, 2001 of ($3.9) million decreased $3.4 million as compared to the three months ended October 1, 2000.

         The General Lighting segment, which represents 79.2% of the Company's consolidated revenues, reported revenues of $502.9 million for the nine months ended September 30, 2001, and an increase of 10.0% from the nine months ended October 1, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 3.8% or $17.4 million, for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000. Revenues from the 2001 acquisition contributed $96.1 million of the 2001 increase, as the remaining business decreased approximately $32.8 million. General lighting operating profits for the nine months ended September 30, 2001 of $2.0 million decreased $12.6 million as compared to the nine months ended October 1, 2000.

         The decrease in the general lighting operating results for both the three and the nine months ended September 30, 2001 as compared to the prior year is primarily due to the adverse impact of the foreign currency translation and a sharp decrease in demand due to a slowing in the economy.

Disposed Business:

         The Disposed Business segment includes the service and maintenance business, which was exited in March 2001.

          Revenues for this segment total $.1 million for the three months ended September 30, 2001 as compared to $14.6 million for the three months ended October 1, 2000. The Disposed business operating (loss) for the three months ended September 30, 2001 totaled ($3.2) million as compared to a (loss) of ($0.2) million in the three months ended October 1, 2000. Included in the three months ended September 30, 2001 operating loss are charges, as a result of divestiture, totaling $3.2 million.

         Revenues for this segment total $10.4 million for the nine months ended September 30, 2001 as compared to $44.9 million for the nine months ended October 1, 2000. The Disposed business operating (loss) for the nine months ended September 30, 2001 totaled ($64.2) million as compared to a (loss) of ($1.1) million in the nine months ended October 1, 2000. Included in the nine months ended September 30, 2001 operating loss are charges, as a result of divestiture, totaling $56.9 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth, ongoing capital expenditures and stock repurchases. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock.

         As of September 30, 2001, the Company's cash on hand was $61.6 million. For the nine months ended September 30, 2001, net cash used in operating activities was $38.3 million and cash used in investing activities totaled $35.0 million, net of proceeds from the sale of assets amounting to $7.3 million. The investing activities primarily include acquisitions, totaling approximately $8.8 million and capital expenditures for production equipment, totaling $33.5 million. Net cash provided by financing activities for the nine months ended September 30, 2001 aggregated $62.7 million, which included $87.6 million in net borrowings under the Company's worldwide credit facilities, interest and a payment on a forward-share purchase agreement totaling $15.7 million, and dividend payments totaling $8.4 million.

On November 13, 2001, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement, which is effective September 30, 2001 and provides for the conversion of the Company's 364-day Revolving Credit Facility, under which $80 million was outstanding, into a Term Loan maturing in October 2004, amortizing in equal installments over that term. The Fourth Amendment also permits the Company to maintain its $300 million Revolving Credit Facility.

         Under the terms of the Fourth Amendment, the financial covenants which the Company is required by its lenders to maintain, including a maximum leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio, have been amended so that the Company is in compliance with such covenants as of September 30, 2001 and expect to remain in compliance with such covenants for the remainder of the term of the agreement. Accordingly, the indebtedness under the Revolving Credit Facility and the Term Loan are classified as long-term liabilities.

         Under the Fourth Amendment, the applicable interest rates on such indebtedness are Libor plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to Libor plus 2.5% or base rate plus 1% if such total outstanding indebtedness is below $200 million.

         As of September 30, 2001, the amount of borrowings under the Revolving Credit Facility totaled approximately $377 million, and the face amount of letters of credit issued and outstanding under the Revolving Credit Facility totaled approximately $2 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.



         As of July 1, 2001, the face amount of letters of credit issued and outstanding under the Existing Credit Facility totaled approximately $2.4 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.

         In February 2000, the Company entered into an equity forward purchase transaction whereby the Company had the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company has fully completed the purchase of 1,612,900 shares for a principal purchase price of approximately $15 million.

         In March 2000, the Company entered into a sale-leaseback transaction in connection with a 370,000 square foot distribution facility located in France. The sale-leaseback arrangement involved the sale of a warehouse distribution center for approximately $17.4 million. Under the terms of the lease arrangement, the Company has entered into a 12-year lease to begin in December of this year. The resulting net gain of approximately $ 1.8 million is being amortized over 12 years, and the resulting lease is a capital lease. The related asset is included in land and buildings.

         In December 2000, the Company entered into certain sale/leaseback arrangements for manufacturing equipment with General Electric Capital. The sale/leaseback arrangement involved the sale of the equipment for approximately $26.4 million. The basic term of the lease is three years with two optional extensions, each for the period of one year. Therefore, the maximum lease term is 5 years. The resulting net gain of $8.7 million, included in other long-term liabilities at September 30, 2001, is being amortized over three years. The lease is accounted for as an operating lease.

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

         The Company believes that the actions taken to restructure its business, of which include selling or discontinuing non-profitable operations and the restructuring of its credit facilities, will provide sufficient cash from operations and available borrowings to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $20 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and foreign currency denominated debt obligations.

Debt Denominated in Foreign Currencies is as follows:


                                                                                                                Fair
                                                                                                               Value
                                  2001        2002         2003        2004        2005    Thereafter  Total  9/30/2001
                                  ----        ----         ----        ----        ----    ----------  -----  ---------
                                                              (Dollars equivalent in millions)

Euro
      Variable rate loan           $2.7         --          --          --          --          --      $2.7    $2.7
      Avg Interest rate             6.4%
      Avg Forward Currency
                Exchange rate     0.920

Sterling
      Variable rate loan           $6.6         --          --          --          --          --      $6.6    $6.6
      Avg Interest rate             7.3%
      Avg Forward Currency
                Exchange rate     1.475


                          PART II - OTHER INFORMATION


Item 6   Exhibit and Report on Form 8K


         No report on form 8K was filed during the quarter ending September 30, 2001



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                             SLI, Inc.


                                             By:    /s/ Frank M. Ward
                                                -------------------------------
                                                Frank M. Ward, President and
                                                Chief Executive Officer

Date: November 13, 2001

                                             By:    /s/ Stephen N. Cummings
                                                -------------------------------
                                                Stephen N. Cummings,
                                                Chief Accounting Officer

Date: November 13, 2001