Form 10-K
period 2001-12-30
SLI INC
filed 2002-04-16
CIK 942138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-25848

                                    SLI, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 OKLAHOMA                            73-1412000
                 --------                            ----------
         (State of Incorporation)                   (IRS Employer
                                                 Identification No.)

                500 CHAPMAN STREET, CANTON, MASSACHUSETTS, 02021
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (781) 828-2948
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                     NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                 ON WHICH REGISTERED
                  -------------------                ---------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 30, 2001, there were approximately 33,405,229 shares outstanding of the registrant's Common Stock, par value $.01 per share, its only class of common stock, and the aggregate market value of the Common Stock held by non-affiliates of the registrant (approximately 24,996,275 shares) was approximately $71,239,384, as computed by reference to the NYSE closing price of such common equity, $2.85, as of the same date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for use in connection with the registrant's 2002 Annual Meeting of Shareholders.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

INTERNATIONAL OPERATIONS

         At December 30, 2001, the Company had 37 manufacturing facilities, as well as sales offices and distribution facilities in more than 30 countries and sells its products worldwide. For Fiscal 2001, approximately 79% and 86% of the Company's net sales and gross margins, respectively, were derived from operations outside the United States. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including limitations on remittance of dividends and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, imposition of investment and other restrictions by foreign governments, trade barriers, the effects of income and withholding taxes and governmental expropriation. Although such risks have not had a material adverse effect on the Company to date, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

FOREIGN CURRENCIES AND INTEREST RATE RISK

         A significant amount of the Company's net sales are generated in foreign currencies. For Fiscal 2001, approximately 65% of the Company's net sales were denominated in European currencies, 21% in U.S. dollars, and the remaining 14% in other currencies. Costs of the Company are primarily incurred in the same currencies and in percentages which are not materially different from the net sales percentages. Since the Company's financial statements are denominated in U.S. dollars, devaluation and changes in exchange rates between the dollar and other currencies have had and will have an impact on the reported results of the Company. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. In addition, international operations are subject to a number of other currency risks, including, among others, currency exchange controls, transfer restrictions and rate fluctuations.

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

SOURCES OF RAW MATERIALS

         For Fiscal 2001, the Company purchased approximately 30% of its incandescent glass shells from a Belgium based joint venture between Philips and Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Company purchases approximately 60% of its fluorescent glass tubing from Osram. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As a result of the 2000 acquisition of a glass manufacturer, the Company has reduced its purchases from Osram, compared to prior years. Osram has taken the Company to arbitration to force the Company to return to prior levels. The Company feels strongly that it will win the arbitration hearing. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all light emitting diodes ("LEDs") used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company acquired a European company primarily engaged in the production of LEDs, which now supplies the Company with a small portion of its LED requirements. In addition, the Company has entered into a joint venture to establish a North American manufacturing plant for the production of surface mount LEDs. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LEDs or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's operations.

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

OWNERSHIP AND SIGNIFICANT INFLUENCE OF PRINCIPAL SHAREHOLDERS

         Mr. Ward owns approximately 25% of the outstanding shares of Common Stock of the Company. As a result of such ownership, Mr. Ward has the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of the Company, including any business combination with an unaffiliated party, and could also affect the price that investors might be willing to pay for shares of Common Stock.

VOLATILITY OF MARKET PRICE FOR COMMON STOCK

         From time to time, there may be significant volatility in the market price for the Common Stock. Operating results of the Company, changes in general economic conditions and the financial markets, or other developments affecting the Company or its competitors could cause the market price for the Common Stock to fluctuate substantially.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company believes that it is one of the six largest full-line lighting companies in the world, offering lamps and fixtures. Primarily through its acquisition-based growth strategy, the Company has developed from a specialized U.S. manufacturer and supplier of miniature lighting products into one of the world's largest vertically integrated manufacturer and supplier of lighting products and systems to the industrial, commercial and consumer markets.

         The Company offers a complete range of lighting products throughout the world. The Company's product categories include lamps, fixtures and miniature lighting assemblies. The lamp products produced by the Company include incandescent, fluorescent, compact fluorescent, high intensity discharge ("HID"), halogen, and special and miniature lamps. The Company's commercial and industrial fixture lines consist primarily of fluorescent ceiling mounted fixtures; its accent and decorative fixture lines range from simple downlights and spotlights to high performance lighting fixtures for art galleries and museums. Fixture products also include decorative lighting fixtures and table lamps for the retail market. Miniature lighting assemblies manufactured by the Company are used in various product applications, including automobile message centers, and aviation and telecommunications status arrays.

         The Company's strategy is to operate as a vertically integrated, highly automated, manufacturer providing "one stop" lighting solutions for its customers' lighting requirements by offering discrete lighting components, value-added integrated products and specialized lighting services. The Company's overall strategic view is to focus on the growth prospects of core business activities and to divest itself of non-core products, services and markets within the general lighting business. The Company is able to offer its global customers extensive design, engineering and manufacturing capabilities, while at the same time providing local, responsive service. The Company has 37 manufacturing facilities, as well as sales offices and distribution facilities in more than 30 countries. The Company's customers include wholesalers, original equipment manufacturers ("OEMs"), retailers, architects, designers and contractors.

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

         The Company's operating strategy is designed to enhance the Company's position as a leading international designer, manufacturer and supplier of lighting products, while at the same time increasing profitability through:

         -        improved operating efficiencies

         -        continued vertical integration and automation

         -        continued focus on responsiveness and product quality

         Improve Operating Efficiencies. The Company continues to focus its efforts in realizing cost savings in connection with the integration of its acquired businesses. Certain acquired businesses have operated at significantly lower margins than the Company's base business. The Company intends on divesting itself of non-core products, services and markets within its general lighting business in an effort to improve operating margins associated with the acquired businesses.

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

         Continue Focus on Responsiveness and Product Quality. The Company's ability to conceive, design and engineer new products in a short period of time is a significant competitive advantage. Management has developed "Competency Centers" within its manufacturing facilities to optimize the expertise of the Company's design, engineering, manufacturing and technical sales support teams. In addition, the Company has developed technology to monitor and control its production performance. As a result of various quality initiatives, the Company has achieved a preferred supplier designation for its miniature lighting products from several of its OEM customers, including Q-1 certification from Ford Motor Company and a Quality Excellence award from Chrysler Corp. In addition, certain of the Company's facilities have received QS-9000, ISO 9001 and Euro-Net ISO 9000 and 9001 certifications. Such certifications in many instances are a pre-requisite for contractual orders, particularly with large industrial users of the Company's products

BUSINESS STRATEGY

         The Company is positioning itself to return to acceptable profitability levels. The Company has adopted various cost cutting initiatives by reducing headcount and corporate expenses. The expected cost reduction for 2002 is approximately $20.0 million.

         The Company is divesting itself of non-core businesses. In March 2002, the Company sold one of its subsidiaries in Australia. (See Subsequent Events)

         The economic recovery will allow the Company to continue its internal growth by:

         -        increasing sales to existing and new customers

         -        introducing new lighting technologies

         Increase Sales to Existing and New Customers. The Company focuses on expanding its markets by designing, developing and marketing "one stop" lighting solutions, a strategy through which the Company seeks to capitalize on cross-selling opportunities between customers of existing and acquired businesses. The Company seeks to use its global distribution networks and recognized brand names, including Sylvania (outside the United States, Canada, Mexico and Puerto Rico), to market and sell the Company's products worldwide. Moreover, the Company's international operations have broad product lines of consumer and industrial lamps and fixtures, which the Company plans to market domestically.

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

         Strategic Alliances. The Company plans to continue to use strategic alliances to effect its vertical and horizontal integration strategies.

INDUSTRY OVERVIEW

         The lighting industry is a large, mature market, which is characterized by the long life cycle of its lighting products. The global lighting industry consists of many firms, ranging from large, multinational, multiproduct, publicly owned companies to small, single-product, and private firms. The industry includes three dominant firms, General Electric, Osram and Philips. While these three companies are active in all of the major sectors of the global lighting industry, concentration levels vary by sector and region. The lamp market is highly concentrated whereas the fixture and miniature lighting markets are highly fragmented. Smaller firms have found or created niches in certain markets which have been defined by specific competencies, technologies or differentiated products. Some specialized areas, such as normal line voltage halogens, compact fluorescents and metal halides, have recently experienced a rapid rate of growth.

         The lamp market is relatively stable because much of the demand is generated by replacement needs. Increased usage and applications will depend largely on economic growth and strengthening of the world economy, especially housing starts and new vehicle sales. However, economic development in Eastern Europe along with an economic recovery in Central and South America is expected to provide accelerated growth opportunities. Aggregate sales of lamps have demonstrated moderate cyclicality and seasonality. The fourth quarter tends to be the industry's strongest demand period, given abbreviated daylight hours and increased holiday light usage.

         The fixture market is highly fragmented since barriers to entry to the market are low in comparison to the lamp manufacturing business. A large number of suppliers are active in certain segments of the market, where they offer products for specific applications. However, several companies offer a complete range of interior, exterior and display and decorative fixtures for commercial and industrial applications. Competition is based primarily on product design, quality, brand recognition and distribution outlets. Interior fixtures constitute the largest part of the fixture market, followed by exterior fixtures and display and decorative fixtures. Interior fixture applications include offices, department stores, shops, hotels, schools, factories and warehouses. Exterior fixtures include all types of fixtures used in professional outdoor applications such as street lighting, amenity and public lighting, port, tunnels and security lighting. The display and decorative fixtures market includes applications for shop window displays and other public buildings. Continued demand will be dependent upon economic conditions throughout the world, especially industrial and commercial construction. As with lamps, economic development in Eastern Europe along with economic recovery in Central and South America is expected to provide accelerated growth opportunities.

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

         Management believes that the following trends may also lead to increased global use of lighting products: (i) increased lighting usage by manufacturing and service companies, operating overtime or second and third shifts, (ii) development of more energy-efficient and user-friendly lamps, and
(iii) increased demand by developing countries, including Eastern Europe, Central and South America and Asia, for lighting products.

PRODUCTS AND MARKETS

         The following table sets forth the percentage of net sales by product category for Fiscal 1999, Fiscal 2000 and Fiscal 2001.

                                                  YEAR ENDED
PRODUCTS                                1/02/00    12/31/00    12/30/01
--------                                -------   ----------   --------

Lamps ...........................         48%         46%         46%
Fixtures ........................         22          27          38
Miniature Lighting Assemblies ...          8           8           7
Ballasts ........................          9           6           0
Service .........................          7           6           1
Other ...........................          6           7           8
                                         ---         ---         ---
     Total ......................        100%        100%        100%
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

         The Company sells its products under a variety of brand names throughout the world. Its flagship brand, Sylvania, is one of the world's leading lighting brands and covers a full line of lamps, industrial and commercial fixtures, and specialty products. Other lamp and fixture lines include Concord, architectural and display lighting; Claude, consumer and industrial and commercial lamps and fixtures; Lumiance, display lighting fixtures; Linolite, residential and commercial task lighting fixtures; Le Dauphin, high fashion table fixtures; Brilliant, decorative lighting and fixture products; Marlin, architectural and display lighting fixtures; and Eclatec, outdoor lighting. Miniature lighting assemblies are sold under the Chicago Miniature Lamp and SLI Miniature Lighting labels. While the Company generally sells its products under its own brand names, it also sells under its customers' private brand labels, a practice which is common in the retail sector. The Company also sells its products to other lighting companies under such companies' brand labels.

CUSTOMERS

         The Company's customers include wholesalers, OEMs, retailers, architects, designers and contractors. For Fiscal 2001, the Company's main customer base for lamps and industrial and commercial fixtures was the wholesale channel (approximately 36% of the Company's revenue, of which more than 11% was through international electrical wholesalers such as Hagemeyer, Rexel, and Sonepar). The retail market for lamps and fixtures is characterized by a small number of large customers, who contributes to competitive and pricing pressure from suppliers located in the Pacific Rim, especially in compact fluorescent lamps, which provide an attractive combination of high unit price and low freight cost. The professional installer market is important to the Company for lamps and accent fixture products. These products, which the Company sells under the Concord and Lumiance brands, are often designed pursuant to customer specifications. The Company does not believe that any one customer accounted for more than 5% of net sales in Fiscal 2001.

MANUFACTURING

         The Company has 37 manufacturing facilities in 12 countries, including 5 facilities in the U.S. The manufacturing operations of the Company are vertically integrated through design, engineering, manufacturing, assembly and sales. This integration enables the Company to control product cost more effectively, helps ensure quality and allows the Company to offer its customers a wide array of products and services. The Company's manufacturing capabilities include lamp forming and cutting, socket manufacturing, glass and plastic fiber drawing, lamp equipment manufacturing, plastic injection molding, and the production of complex molds and dies, as well as various assembly operations. In Fiscal 2001, the Company manufactured approximately 90% of the products sold.

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

         For Fiscal 2001, the Company purchased approximately 30% of its incandescent glass shells from a Belgium based joint venture between Philips and Osram. The joint venture agreement automatically renews for a two-year term unless notice of termination is provided by either party 12 months prior to the automatic renewal date. The Company purchases approximately 60% of its fluorescent glass tubing from Osram. The Osram agreement automatically renews for a one-year term unless notice of termination is provided by either party 24 months prior to the automatic renewal date. As a result of the 2000 acquisition of a glass manufacturer, the Company has reduced its purchases from Osram, compared to prior years. Osram has taken the Company to arbitration to force the Company to return to prior levels. The Company feels strongly that it will win the arbitration hearing. As of the date hereof, the Company has not received notice of termination for either agreement. There can be no assurance that such agreements will be renewed in the future. The Company purchases certain of its other raw materials, including plastic, metals, glass, copper, filaments, gases, electrodes, electronic components, wire and resistors for use in the manufacture of lamps, fixtures, ballasts and miniature lighting assemblies. All such raw materials are readily available and are generally purchased from a variety of independent, non-competing suppliers. Substantially all light emitting diodes ("LEDs") used by the Company in its miniature lighting assemblies are currently imported from the Pacific Rim. The Company recently acquired a European company primarily engaged in the production of LEDs which now supplies the Company with a small portion of its LED requirements. In addition, the Company has entered into a joint venture to establish a North American manufacturing plant for the production of surface mount LEDs. Any interruption in the supply of incandescent glass shells, fluorescent glass tubing, LEDs or significant fluctuations in the prices of other raw materials could have an adverse effect on the Company's operations.

RESEARCH AND DEVELOPMENT

         The Company's research and development expenditures were $6.8 million for Fiscal 2001. The Company's research and development, in recent years, has been focused on product and process innovation, applying tested lighting technologies, rather than in the exploration of new lighting techniques. Much of the focus has been directed toward improvements in material science to improve lamp photometric performance, energy-efficiency and miniaturization as well as to lengthen the life of its products and reduce or eliminate the use of environmentally hazardous materials. Certain of the Company's competitors are significantly larger than the Company and devote a substantial amount of money to research and development.

SALES AND MARKETING

         The Company sells its lighting products through a direct sales force, sales representatives and distribution companies. The Company currently employs approximately 1,600 people in sales and marketing, with 1,221 in Europe, 116 in the U.S., 1 in Canada, 114 in Australia, 120 in Central and South America and 28 in Asia. In addition, the Company's sales force is augmented with 320 independent sales representative organizations, with designated geographic territories in the United States, Canada, Europe and Latin America.

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

INTERNATIONAL OPERATIONS

         Approximately 79% of the Company's net sales for Fiscal 2001 were derived from outside the United States. The Company currently operates in more than 30 countries located in North America, South America, Europe, and the Pacific Rim. As a result of its foreign sales and facilities, the Company's operations are subject to the risks of doing business internationally.

                                                       YEAR ENDED
                                      1/02/00           12/31/00          12/30/01
                                     ----------        ----------        ----------
                                                     (IN THOUSANDS)
Net Sales:
United States ...............        $  163,934        $  230,880        $  175,341
Canada ......................            20,891            17,560            13,210
Europe ......................           477,949           473,838           550,323
Pacific Rim .................            47,626            44,269            40,382
Central and South America ...            73,009            86,941            71,930
                                     ----------        ----------        ----------
Total .......................        $  783,409        $  853,488        $  851,186
                                     ==========        ==========        ==========

Total Assets:
United States ...............        $  171,088        $  188,571        $  128,119
Canada ......................            11,177            22,112            16,477
Europe ......................           504,842           640,048           609,837
Pacific Rim .................            25,969            24,251            27,874
Central and South America ...            82,428            99,217            90,621
                                     ----------        ----------        ----------
Total .......................        $  795,504        $  974,199        $  872,928
                                     ==========        ==========        ==========

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

EMPLOYEES

         As of December 30, 2001, the Company employed approximately 8,433 employees of whom 5,632 were employed in Europe, 561 in the U.S., 63 in Canada, 1,854 in Central and South America, 257 in Australia and 66 in Asia. Manufacturing and engineering operations employed 6,231 people, sales and marketing employed 1,600 people, and administration and finance employed 602 people. Union recognition and collective bargaining arrangements are in place in 16 countries (including the United States), covering a total of approximately 4,664 persons (202 in the United States). These agreements are with various labor unions and consortiums and expire at various dates. Management believes that it generally has a good relationship with its unionized and non-unionized employees.

ITEM 2. PROPERTIES

         At December 30, 2001, the Company's manufacturing operations were being carried on at the following locations:

               LOCATION                       SQUARE FOOTAGE                 PRODUCT
               --------                       --------------                 -------

UNITED STATES:
Oklahoma(b) .............................         30,000*        miniature neon lamps and assemblies
Oklahoma(b) .............................         45,000*        lighting assemblies
New Jersey(a) ...........................         59,200*        miniature lighting assemblies, injection
                                                                 molding of housings and lenses
New Jersey(b) ...........................          7,000*        molds, tool and die
Pennsylvania(b) .........................        269,000*        table and floor lamps

CANADA:
Ontario(b) ..............................         75,000*        socket and socket lamp assemblies

EUROPE:
Tienen, Belgium(b) ......................        308,000*        HID lamps, halogen lamps for low and line
                                                                 voltage and general lighting service ("GLS") lamps
Hranice u Ase, Czech Republic(b) ........          7,500*        miniature lamp assembly
Besancon, France(b) .....................         44,000         miniature lighting, stamping and tooling
Besancon, France(b) .....................         37,000         lighting systems
Besancon, France(b) .....................         12,000         lampholder assemblies
Lyon, France(a) .........................        235,000         specialty incandescent lamps
Maxeville, France(b) ....................         77,469*        outdoor fixtures
St. Etienne, France(a) ..................        105,000         industrial/commercial fluorescent fixtures
St. Marcellin, France(b) ................         42,000         table lighting fixtures
Bad Durkeim, Germany(a) .................         37,000*        miniature lamp assemblies
Bamberg, Germany(b) .....................         54,400*        miniature lamp manufacturing and assembly
Berlin, Germany(a) ......................         12,000         LED manufacturing
Coburg, Germany(a) ......................         17,000*        manufacturer of automated lamp making equipment
Erlangen, Germany(c) ....................        255,000*        linear fluorescent lamps
Gnarrenburg, Germany(b) .................        297,372*        display fixtures
Neuenburg, Germany(a) ...................          4,000*        molds
Goes, Netherlands(a) ....................          7,700*        display fixtures
Haarlem, Netherlands(a) .................         45,000*        display fixtures
Bury St. Edmunds, United Kingdom(b) .....         59,000         miniature lamp manufacturing and assembly
Erskine, Scotland, United Kingdom(a) ....         16,000*        miniature lamp assemblies and light omitting diodes
Feltham, United Kingdom(a) ..............         76,100*        architectural fixtures
Harworth, United Kingdom(b) .............        788,000*        lighting glass
Newhaven, United Kingdom(a) .............        115,000*        architectural fixtures
Shipley, United Kingdom(b) ..............        110,000*        miniature linear fluorescent and compact lamps

AUSTRALIA:
Gosford, Australia(b) ...................         72,000         high bay industrial fixtures
Brookvale, Australia(a) .................         17,000         suspended linear fixtures

CENTRAL AND SOUTH AMERICA:
Santo Amaro, Brazil(b) ..................        390,000         incandescent and fluorescent low and line voltage
and                                                              GLS lamps
Vinhedo, Brazil(b) ......................         74,000*        incandescent glass shells and fluorescent glass tubes
Bogota, Colombia(b) .....................        155,000         incandescent and fluorescent glass and lamps
San Jose, Costa Rica(b) .................         75,000*        starters and glow bottles and fixtures
San Jose, Costa Rica(b) .................         19,000*        miniature lighting assemblies

(a) Leased or subleased. Such leases expire on various dates. Lease payments for Fiscal 2002 will be approximately $16.2 million. See Note 12 to Notes to the Company's Consolidated Financial Statements.

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

NAME                                          AGE       POSITION WITH THE COMPANY
----                                          ---       -------------------------

Frank M. Ward...........................       58       Chief Executive Officer
Stephen N. Cummings.....................       50       EVP-Finance & Tax, Secretary
Paul A. Flynn...........................       42       President, SLI Miniature NA and Europe (effective 3/1/02)
Jan Germis..............................       53       EVP Manufacturing, SLI Europe and Australasia
M. Barrington Hare (retired 3/1/02).....       63       President, SLI Miniature, Europe
Per Langholz............................       48       President, SLI Europe and Australasia
Robert J. Mancini.......................       46       Chief Financial Officer and Treasurer
Peter Mazalon...........................       42       EVP Sales and Marketing (Retail), SLI Europe and Australasia
Truong Nguyen...........................       50       Chief Financial Officer, SLI Europe and Australasia
Carlos Pietri...........................       55       President, Latin America Operations

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

         Stephen N. Cummings joined the Company in August 1999 and was appointed Executive Vice President of Finance and Tax in September 2001. From 1999 to 2001, he held the position of Corporate Tax Director. Prior to joining the Company, Mr. Cummings was Treasurer and Director of Taxes at ENSR Corporation (1990-1999) engineering and consulting firm. Mr. Cummings has also worked for the IRS and Wiss & CO. CPA. Mr. Cummings has a Bachelor of Business Administration degree in Accounting and Finance from Pace University.

         Paul A. Flynn is President of SLI Miniature Lighting - North America. On March 1, 2002, Mr. Flynn was appointed to the position of President of SLI Miniature Lighting - Europe. Previously, Mr. Flynn served as Vice President of SLI Miniature Lighting - North America from 1994 to 1999. From 1992 to 1994, Mr. Flynn was the Director of Sales and Marketing for Industrial Devices, Inc. ("IDI"), which was acquired by the Company in 1994. Prior to such time, he was the National Sales Manager of IDI from 1987 to 1992. Mr. Flynn earned a Bachelor of Arts degree in Marketing from Fairfield University.

         Jan Germis has held the position of Executive Vice President of manufacturing - SLI, Europe and Australasia, since his promotion in 1998. Mr. Germis joined the Company in 1977 and has held the various positions including General Manager of the Tienen factory in Belgium and management positions in which he was responsible for all of the Company's European lamp factories.

         M. Barrington Hare is President of SLI Miniature Lighting, Europe. Prior to May 1998, Mr. Hare was a Director and Chief Executive Officer of VCH International Limited, having headed the management buy-out of the USA and UK lamp interests of General Instrument Corporation in 1987. Prior to that date he served for 13 years as General Manager and Vice President of the General Instrument Lamp Division responsible for the USA and UK businesses. Prior thereto he was involved in various financial roles in diverse businesses both in Germany and the UK. Mr. Hare was appointed to the Board in September 1998. Mr. Hare is a Fellow of the UK Association of Certified Accountants and a past member of the Institute of Taxation. Mr. Hare retired form the Company on March 1, 2002.

         Per Langholz has served as President of SLI Europe and Australasia, since September 2001. Since joining the company in 1997, Mr. Langholz has held the positions of Executive Vice President, Sales and Marketing (Wholesale & OEM) and the Managing Director of the Central European Operations. From 1994 to 1997, Mr. Langholz was the Managing Director of the GE's Power Controls Division in Germany. Between 1976 and 1994, Mr. Langholz worked at AEG in a number of positions.

         Robert J. Mancini joined the Company in February 1998 and was appointed Executive Vice President of Finance and Chief Financial Officer in November 2001. In addition, Mr. Mancini has held the position of Treasurer since September 1998. Prior to joining the Company he was Assistant Treasurer of Hasbro, Inc. (1986 to 1998), a toy manufacturing company, where he was responsible for foreign exchange, cash management and capital markets. Mr. Mancini has a Bachelor of Science degree in Accounting from Boston College.

         Peter Mazalon joined the Company in 1995 and was appointed Managing Director, SLI France. In 1997, Mr. Mazalon was promoted to his current position of Executive Vice President of Sales and Marketing (Retail) - SLI Europe and Australasia. Prior to joining the Company, Mr. Mazalon was the Major Projects Manager for Thorn Lighting, Hong Kong for three years and previously held the positions of Business Development manager of Thorn Lighting, UK and General Manager of Thorn Lighting, Belgium. Mr. Mazalon holds a Masters degree in Economics.

         Truong Nguyen joined Sylvania Lighting in 1981 and has held a number of financial management positions within the Company in Europe, the U.S. and Canada. In October 2001, Mr. Nguyen was appointed Chief Financial Officer of SLI Europe and Australasia. He holds a degree in Business Administration.

         Carlos Pietri is President of Latin America Operations. Mr. Pietri joined the Company in 1978 and has held various positions including Financial Controller, General Manager of Sylvania Lighting Argentina and General Manager of the Andean region. Prior to joining the Company, Mr. Pietri worked for GTE Corporation and Deloitte & Touche as a public accountant for 7 years. Mr. Pietri holds a Bachelor's degree in Accounting from St. John's University in New York.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on The New York Stock Exchange. The following table sets forth the range of high and low sales prices for the Company's Common Stock for each period indicated (adjusted for stock splits).

                                                     HIGH          LOW
                                                    ------       ------
Fiscal 1999:
   First Quarter ............................       $28.25       $18.12
   Second Quarter ...........................        35.00        22.00
   Third Quarter ............................        28.25        19.38
   Fourth Quarter ...........................        21.75         8.31

Fiscal 2000:
   First Quarter ............................       $17.00       $10.75
   Second Quarter ...........................        16.81        11.18
   Third Quarter ............................        12.43         7.12
   Fourth Quarter ...........................         9.18         5.87

Fiscal 2001:
   First Quarter ............................        $9.87        $6.19
   Second Quarter ...........................         8.35         6.50
   Third Quarter ............................         8.01         2.50
Fourth Quarter ..............................         3.82         1.75

Fiscal 2002:
   First Quarter (through March 13, 2002) ...        $3.06        $2.05

         Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         As of December 30, 2001, the approximate number of holders of record of the Company's Common Stock was 125 and the number of beneficial holders, including individual participants in security position listings with clearing agencies, was estimated at approximately 5,980.

DIVIDENDS

In January 2000, the Company authorized an annualized cash dividend of $.40 per share. During the year ended December 31, 2000, quarterly cash dividends of $.10 per share (for each of the first three quarters) were declared and paid in the amount of $10.2 million. In December 2000, a quarterly dividend of $.10 per share was declared in the amount of $3.5 million and paid in January of 2001.

In March 2001, the Company declared a cash dividend of $.10 per share for the first quarter of 2001, paid in April 2001in the amount of $3.3 million, and approved a reduction in annualized cash dividends from $.40 to $.20 per share. In June 2001, the Company's declared a cash dividend of $.05 per share for the second quarter, paid in July in the amount of $1.6 million.

In June the Company's Board of Directors approved the elimination of dividends. Future dividends, if any, will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors

ITEM 6. SELECTED FINANCIAL DATA

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

                                                                      ONE
                                                     YEAR            MONTH          YEAR        YEAR          YEAR         YEAR
                                                     ENDED           ENDED          ENDED       ENDED         ENDED        ENDED
                                                  11/30/97(D)   1/4/98(A)(D)(E)   1/3/99(D)     1/2/00       12/31/00     12/30/01
                                                  -----------   ---------------   ---------    --------      --------     ---------
Income Statement Data(b):
Net sales ....................................     $255,389         $ 53,866      $690,585     $783,409      $853,488     $ 851,186
Cost of products sold ........................      172,407           40,199       471,640      581,278       640,275       664,060
                                                   --------         --------      --------     --------      --------     ---------
  Gross margin ...............................       82,982           13,667       218,945      202,131       213,213       187,126
Selling, general and
  administrative expenses ....................       54,813           14,004       161,131      139,801       164,604       184,211
Restructuring costs ..........................        5,115               --         2,022        2,300         8,106        58,947
                                                   --------         --------      --------     --------      --------     ---------
Operating income (loss) ......................       23,054             (337)       55,792       60,030        40,503       (56,032)
Interest expense, net ........................          951            1,206        16,756       14,320        16,915        27,255
Loss on sale of assets .......................           --               --            --           --            --         4,163
Other (income) expense, net ..................       (2,289)            (471)        1,229       (1,821)       (6,419)        1,148
                                                   --------         --------      --------     --------      --------     ---------
Income (loss) before income taxes ............       24,392           (1,072)       37,807       47,531        30,007       (88,598)
Income taxes .................................        7,446             (525)        7,930        6,718         5,890         4,615
                                                   --------         --------      --------     --------      --------     ---------
Income (loss) from continuing operations .....       16,946             (547)       29,877       40,813        24,117       (93,213)
                                                   --------         --------      --------     --------      --------     ---------

Discontinued operations:
   Income (loss) from operations .............        3,995               --         3,155       (2,504)       (3,053)       (5,932)
   (Loss) from disposal ......................           --               --            --           --            --       (62,982)
                                                   --------         --------      --------     --------      --------     ---------
Income (loss) from discontinued
  operations, (net of income taxes) ..........        3,995               --         3,155       (2,504)       (3,053)      (68,914)

Net income (loss) ............................     $ 20,941         $   (547)     $ 33,032     $ 38,309      $ 21,064     $(162,127)
                                                   ========         ========      ========     ========      ========     =========

Net income (loss)
per common share-basic(c):
   Income (loss) from
     continuing operations ...................     $   0.59         $  (0.02)     $   1.03     $   1.27      $   0.70     $   (2.71)
   Income (loss) from discontinued oper ......         0.14               --          0.11        (0.08)        (0.09)        (2.01)
                                                   --------         --------      --------     --------      --------     ---------
   Net income (loss) per common share ........     $   0.73         $  (0.02)     $   1.14     $   1.19      $   0.61     $   (4.72)
                                                   ========         ========      ========     ========      ========     =========

Weighted average shares
outstanding-basic(c) .........................       28,761           28,659        28,898       32,290        34,328        34,368
                                                   ========         ========      ========     ========      ========     =========

Net income (loss)
per common share-diluted(c) :
   Income (loss) from
     continuing operations ...................     $   0.58         $  (0.02)     $   1.00     $   1.21      $   0.70     $   (2.71)
   Income (loss) from discontinued operations.         0.13               --          0.10        (0.07)        (0.09)        (2.01)
                                                   --------         --------      --------     --------      --------     ---------
   Net income (loss) per common share ........     $   0.71         $  (0.02)     $   1.10     $   1.14      $   0.61     $   (4.72)
                                                   ========         ========      ========     ========      ========     =========

Weighted average shares
  outstanding-diluted(c) .....................       29,331           29,298        30,132       33,501        34,566        34,368
                                                   ========         ========      ========     ========      ========     =========

                                                               ONE
                                               YEAR           MONTH           YEAR        YEAR         YEAR          YEAR
                                              ENDED           ENDED          ENDED       ENDED         ENDED         ENDED
                                           11/30/97(D)   1/4/98(A)(D)(E)   1/3/99(D)     1/2/00       12/31/00      12/30/01
                                           -----------   ---------------   ---------    --------     ----------     --------

Balance Sheet Data at End of
  Period(b):
Working capital ........................     $107,229                      $ 72,499     $104,498     $  156,410    $(227,210)
Total assets ...........................      599,066                       717,062      795,504        974,199      872,928
Short-term debt ........................       14,821                        29,874       61,265         57,589      438,282
Long-term debt, less current portion ...      185,434                       238,530      164,160        316,051       26,084
Stockholders' equity ...................      166,051                       217,810      374,017        358,382      147,310
Dividends paid .........................           --                            --           --         10,173        8,391

         (a) In January 1998, the Company changed its financial reporting year-end from the Sunday nearest December 1 to the Sunday nearest December 31. As a result of this change, the Company had a one-month transition period ending January 4, 1998. (b) Revenues, expenses, assets and liabilities have been significantly affected by the number and timing of acquisitions made by the Company. (c) In August 1996 and February 1998, the Company effected 3-for-2 stock splits in the form of 50% stock dividends. (d) In January 2001, the Company changed its classification of shipping and handling costs from selling, general and administrative costs to cost of products sold. All financial data was restated for this change in accounting policy except for the year ended January 3, 1999, month ended January 4, 1998 and year ended November 30, 1997, due to the information not being readily available. (e) In June 2001, the Company divested itself of its Power Lighting Products
         (PLP) segment. Results of this operation have been classified as discontinued operations and prior periods have bee restated, except for the one month ended January 4, 1998, due to the information not being readily available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading, vertically integrated manufacturer and supplier of lighting systems, which include lamps and fixtures . Through its acquisition based growth strategy, the Company has grown from a specialized manufacturer of miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED's and special lamps) and fixtures. The Company's overall strategic view is to focus on the growth prospects of core business activities and to divest itself of non-core products, services and markets within the general lighting business. In March 2001, the Company approved a plan to divest itself from the lighting service and maintenance business and has entered into an agreement to sell certain assets and service contracts. In addition, the Company ceased manufacturing of its magnetic ballasts in January 2001.

The Company believes that it is one of the six largest global lighting companies in the world offering lamps and fixtures. The Company serves a diverse, international customer base and at December 31, 2001 had 37 manufacturing plants in 12 countries. SLI, Inc. acquired one company in 2001, two companies in 2000 and four companies in 1999, which has an impact on year-to-year comparisons of revenues and earnings. See Note 1 of Notes of the Company's Consolidated Financial Statements, "Acquisitions".

In January 2001, as financed primarily through the Company's credit facility the Company acquired EBT (Germany) for approximately $10 million in cash, and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe

In July 2000, the Company acquired certain business lines of Emess Plc for approximately $102 million in cash, as financed primarily through the Company's credit facility. The acquired business lines include Brilliant (Germany) a leading brand in decorative lighting and fixtures for the European retail market, Marlin (UK) a UK market leader in architectural and display lighting fixtures, Eclatec (France) an outdoor lighting manufacturer and Emess Lighting Inc. (USA) a leading brand of table lamps. The acquisition has been accounted for using the purchase method. The results of the Brilliant operations were reported using the equity method until effective control was established in November 2000.

Effective September 2000, the Company purchased the assets of an UK based lamp-glass manufacturer for approximately $18 million in cash.

For the year ended December 30, 2001, December 31, 2000 and January 2, 2000, 79.4%, 72.9% and 79.1%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and cannot predict future foreign currency fluctuations, which have and can continue to affect the Company's balance sheet and results of operations.

The following discussion and analysis of the results of operations for the year ended December 30, 2001 should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements and should be read in conjunction with the "Risk Factors" section of this Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its raw material suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Inventory

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Restructuring

During fiscal year 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective for fiscal years beginning after December 15, 2001, under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting, Standard No. 142 "Goodwill and Other Intangible Assets," beginning in the first quarter of 2002 and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The Company recorded an $32.9 million write-off of goodwill for the year ended December 30, 2001, as a result of an agreement to sell certain assets and service contracts of its lighting and service and maintenance business.

Financial Instruments

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential, as specified in the swap contract, is accrued as interest rates change and is recorded in interest expense. Upon termination of interest rate swap agreements, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation. To the extent that these do not achieve managements intended objectives, they could produce different financial results.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                                            YEAR ENDED
                                                              1/2/00         12/31/00       12/30/01
                                                              ------        ----------      --------
Net sales .............................................        100.0%         100.0%         100.0%
Cost of products sold .................................         74.2           75.0           78.0
                                                               -----          -----          -----
Gross margin ..........................................         25.8           25.0           22.0
Selling, general and administrative expenses ..........         17.8           19.3           21.7
Restructuring costs ...................................           .3            1.0            6.9
                                                               -----          -----          -----
Operating income (loss) ...............................          7.7            4.7           (6.6)
Interest (income) expense, net ........................          1.8            2.0            3.2
Loss on sale of assets ................................           --             --            0.5
Other (income) expense, net ...........................         (0.2)          (0.8)           0.1
                                                               -----          -----          -----
Income (loss) before taxes ............................          6.1            3.5          (10.4)
Income taxes ..........................................           .9             .7            0.5
                                                               -----          -----          -----
Income (loss) from continuing operations ..............          5.2            2.8          (10.9)
                                                               -----          -----          -----
Discontinued Operations:
  (loss) from operations ..............................         (0.3)          (0.3)          (0.7)
  (loss) from disposal ................................           --             --           (7.4)
                                                               -----          -----          -----
  (loss) from discontinued operations, net of taxes ...         (0.3)          (0.3)          (8.1)
                                                               -----          -----          -----
Net income (loss) .....................................          4.9%           2.5%         (19.0)%
                                                               =====          =====          =====

Year ended December 30, 2001 compared to the year ended December 31, 2000.

Net sales. Net sales decreased by 0.3% from $853.5 million for the year ended December 30, 2001 to $851.2 million for the year ended December 31, 2000. The decrease was due to the loss in sales volume resulting from the sale of the lighting services and maintenance business of $44.0 million and the exiting of the ballast business of $45.0 million. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 2.2% or $18.7 million, for the year ended December 30, 2001 as compared to the year ended December 31, 2000. The decrease in sales was offset by the $109.2 million increase in sales volume due to the 2001 acquisition of EBT and the full year impact of the 2000 acquisition of Emess Inc. Net sales for the year ended December 30, 2001 are also affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

Gross Margin. Gross margin decreased by 12.2% from $213.2 million for the year ended December 31, 2000 to $187.1 million for the year ended December 30, 2001. Gross margin from the recent acquisitions of EBT and Emess Inc. totaled approximately $30.7 million for the year ended December 30, 2001. The translation effects of the weakening European currencies negatively impacted gross margin by approximately 2.0% or $4.3 million for the year ended December 30, 2001 as compared to the year ended December 31, 2000. Gross margin for the year ended December 30, 2001 was also negatively affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $164.6 million for the year ended December 31, 2000 to $184.2 million for the year ended December 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 19.3% for year ended December 31, 2000 to 21.7% for the year ended December 30, 2001. This increase was largely due to the 2000 and 2001 acquisitions. The Company intends to decrease selling, general and administrative expenses through restructuring plans, which are being implemented at the newly acquired businesses as well as existing subsidiaries.

Restructuring costs In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $56.9 million were incurred, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $13.5 million and exit costs of $10.5 million. Approximately $5.6 million remain in accruals at December 30, 2001 related to this agreement, which is expected to be completed within 12 months. The exit costs primarily relate to unfavorable contractual agreements and severance and related costs.

In the year ended December 31, 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan included a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The European restructuring plan generated annualized savings of approximately $8.5 million upon completion. In the North America general lighting plan, restructuring costs of $1.2 million were recorded in the year ended December 31, 2000. The North American plan included a shut down of certain manufacturing operations and a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. The annualized savings of the North American restructuring totaled approximately $3.6 million.

In connection with the purchase price accounting for the acquisition of certain business lines of Emess Plc, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

         i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately $.3 million of severance cost was paid as of December 30, 2001. The remainder will be paid over the next 6 months.

         ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. As of December 30, 2001, all of the accrual had been utilized.

The Company expects to realize annualized savings of approximately $4.0 million by the end of 2002, primarily as a result of reduced employee expenses.

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

Interest (income) expense, net. Interest expense, net, increased from $16.9 million for the year ended December 31, 2000, to $27.3 million for the year ended December 30, 2001, primarily as a result of an increase in average outstanding borrowings.

Other (income) expense. Other expenses of $1.1 million for the year ended December 30, 2001 includes income of $229,000 related to the recording of the effects of foreign exchange transactions and equity income in investments totaling $584,000, as offset by $2.0 million in other expenses.

Income before income taxes. As a result of the above factors, income before income taxes decreased from $30.0 million for the year ended December 31, 2000 to a loss of $88.6 million for the year ended December 30, 2001.

Income taxes. For the year ended December 30, 2001, the Company recorded a tax provision of $4.6 million on a pretax loss of $88.6 million.

Year ended December 31, 2000 compared to the year ended January 2, 2000.

Net sales. Net sales increased 8.9% from $783.4 million for the year ended January 2, 2000 to $853.5 million for the year ended December 31, 2000 This increase was primarily due to generic growth generated from the integration of the 1999 acquisitions into ongoing operations. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 7.3% or $57 million for the year ended December 31, 2000 as compared to the year ended January 2, 2000. In addition, net sales is effected by decreases in average selling prices due to market pricing pressure, primarily within the European lamp market.

Gross Margin. Gross margin increased 5.5% from $202.1 million for the year ended January 2, 2000 to $213.2 million for the year ended December 31, 2000; due primarily to the increase in sales volume, partially offset by decreases in average selling prices. Gross margin from acquisitions totaled approximately $24.4 million for the year ended December 31, 2000. The translation effects of the weakening European currencies negatively impacted gross margin by approximately 7.9% or $16 million for the year ended December 21, 2000 as compared to the year ended January 2, 2000. Gross margin for the year ended December 21, 2000 was also negatively affected by decreases in average selling prices of general lighting products, primarily sold in Europe and North America, as a result of market pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $139.8 million for the year ended January 2, 2000 to $164.6 million for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 17.8% for the year ended January 2, 2000 to 19.3% for the year ended December 31, 2000. This increase is primarily as a result of the 1999 and 2000 acquisitions.

Restructuring costs. In the year ended December 31, 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in the European general lighting businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The European restructuring plan generated annualized savings of approximately $8.5. In the North America general lighting plan, restructuring costs of $1.2 million were recorded in the year ended December 31, 2000. The North American plan includes a shut down of certain manufacturing operations and a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. The annualized savings of the North American restructuring plan totaled approximately $3.6 million.

In connection with the purchase price accounting for the acquisition of certain business lines of Emess Plc, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

         i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately $.3 million of severance cost was paid as of December 30, 2001. The remainder will be paid over the next 6 months.

         ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. As of December 30, 2001, all of the accrual had been utilized.

The Company expects to realize annualized savings of approximately $4.0 million by the end of 2002, primarily as a result of reduced employee expenses.

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

Interest (income) expense, net. Interest expense, net, increased from $14.3 million for the year ended January 2, 2000 to $16.9 million for the year ended December 31, 2000, primarily as a result of an increase in average outstanding borrowings in connection with the recent acquisitions. In addition, the overall weighted average interest rate increased approximately 50 basis points for the year ended December 31, 2000 as compared to January 2, 2000.

Other (income) expense. Other income of $6.4 million for the year ended December 31, 2000 includes $4.0 million related to the recording of the effects of foreign exchange transactions and equity income in investments totaling $3.1 million, as offset by $635,000 in other expenses. Substantially all of the other income, totaling $1.8 million, for the year ended January 2, 2000, resulted from recording the effects of foreign exchange transactions.

Income before income taxes. As a result of the above factors, income before income taxes decreased from $47.5 million for the year ended January 2, 2000 to $30.0 million for the year ended December 31, 2000.

Income taxes. For the year ended December 31, 2000, the Company recorded a tax provision of $5.9 million on pretax income of $30.0 million, for an effective rate of approximately 19.6%, compared to approximately 14.1% for the year ended January 2, 2000. The lower than U.S. statutory tax rate is due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. As a result of certain net operating losses becoming fully utilized as of December 31, 2000, the Company's effective tax rate is expected to rise in 2001 and thereafter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's major uses of cash have historically been for acquisitions, working capital to support sales growth, ongoing capital expenditures and stock repurchases. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock.

As of December 30, 2001, the Company's cash on hand was $50.5 million.
For Fiscal 2001, net cash used in continuing operating activities was $29.6 million and cash used in discontinued operating activities was $8.9 million. Cash used in investing activities totaled $38.6 million, net of proceeds from the sale of assets amounting to $7.7 million. The investing activities primarily include acquisitions, totaling approximately $8.8 million and capital expenditures for production equipment, totaling $37.6 million. Net cash provided by financing activities for Fiscal 2001 aggregated $61.3 million, which included $86.5 million in net borrowings under the Company's worldwide credit facilities, interest and a payment on a forward-share purchase agreement totaling $15.7 million, and dividend payments totaling $8.4 million.

On November 13, 2001, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement, which is effective September 30, 2001 and provides for the conversion of the Company's 364-day Revolving Credit Facility, under which $80 million was outstanding, into a Term Loan maturing in October 2004, amortizing in equal installments over that term. The Fourth Amendment also permits the Company to maintain its $300 million Revolving Credit Facility. Under the terms of the Fourth Amendment, the financial covenants which the Company is required by its lenders to maintain, including a maximum leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio, have been amended so that the Company is in compliance with such covenants as of December 30, 2001 and expect to remain in compliance with such covenants for the remainder of the term of the agreement.

The Fourth Amendment also includes certain non-financial covenants. Due to the going concern modification to the opinion on the December 30, 2001 financial statements, the Company is in technical default of the Revolving Credit Facility. The Company is in the process of negotiating with its credit lenders a waiver and long-term amendment. Since there are no assurances, that the Company's lender group will agree to such actions, the Company has classified the indebtedness under the Revolving Credit Facility and Term Loan as a long-term debt in current liabilities.

The Credit Agreement calls for the quarterly amortization in the amount of $6.7 million, payable on January 1, April 1, July 1 and October 1 of each fiscal year, maturing on October 31, 2004.

Under the Fourth Amendment, the applicable interest rates on such indebtedness are Libor plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to Libor plus 2.5% or base rate plus 1% if such total outstanding indebtedness is below $200 million.

As of December 30, 2001, the amount of borrowings under the Revolving Credit and Term Loan Facility totaled approximately $377 million, and the face amount of letters of credit issued and outstanding under the Revolving Credit Facility totaled approximately $2.3 million.

The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.

As discussed in Note 1, the Company experienced significant operating and cash flow losses during Fiscal 2001. This ultimately led to the Company amending its Revolving Credit Agreement with its Senior lenders. The covenants, which were amended as part of this process, are restrictive and closely tied to management's forecasted financial results. The Company's ability to remain in compliance with these covenants is therefore, dependent upon its ability to meet forecasted operating and cash flow results.

Management believes these forecasted results will be sufficient to remain in compliance with the amended covenants. Providing additional comfort however, are certain actions that are within management's control that can be taken, including the sale of Company non-core assets and business operations, which would strengthen the Company's ability to remain in compliance with the covenants throughout Fiscal 2002.

In February 2000, the Company entered into an equity forward purchase transaction whereby the Company had the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company has fully completed the purchase of 1,612,900 shares for a principal purchase price of approximately $15 million.

In March 2000, the Company entered into a sale-leaseback transaction in connection with a 370,000 square foot distribution facility located in France. The sale-leaseback arrangement involved the sale of a warehouse distribution center for approximately $17.5 million. Under the terms of the lease arrangement, the Company has entered into a 12-year lease to begin in December of this year. The resulting net gain of approximately $ 1.8 million is being amortized over 12 years, and the resulting lease is a capital lease. The related asset is included in land and buildings.

In December 2000, the Company entered into certain sale/leaseback arrangements for manufacturing equipment with General Electric Capital. The sale/leaseback arrangement involved the sale of the equipment for approximately $26.4 million. The basic term of the lease is three years with two optional extensions, each for the period of one year. Therefore, the maximum lease term is 5 years. The resulting net gain of $11.6 million, of which $7.7 million remains unamortized, is included in other long-term liabilities at December 30, 2001, and is being amortized over three years. The lease is accounted for as an operating lease.

The Company conducts business in countries outside of the United
States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on the Company's business. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company has significant operations in Europe and, to a lesser extent, in Latin America. Certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Economic Monetary Union common currency, or Euro. While the Euro was introduced on January 1, 1999, member countries continued to use their existing currencies through January 1, 2002, with the transition period for full conversion to the Euro ending June 30, 2002. The introduction of a single European currency is expected to reduce the currency risks associated with inter-European transactions. However, risks will remain with respect to transactions with customers or suppliers outside of the zone covered by the single European currency. The Company's operations in Latin America are carried out primarily in Brazil, Costa Rica and Colombia. Although currently not classified as a hyper-inflationary country, Brazil has been classified as such in the past.

The Company believes that the actions taken to restructure its business, of which include selling or discontinuing non-profitable operations and the restructuring of its credit facilities, will provide sufficient cash from operations and available borrowings to meet the Company's working capital and capital expenditures needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to approximate $16 million.

        CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD, IN THOUSANDS

                                             TOTAL          LESS THAN 1      1-3 YEARS       4-5 YEARS      OVER 5 YEARS
                                                                YEAR
Long Term Debt                               $ 382,765         $377,010      $   2,329        $    674          $  2,752
Capital Lease Obligations                       32,182            2,584          5,211           4,942            19,445
Operating Leases                                62,315           16,242         32,854           8,562             4,657

Total Contractual Cash Obligations           $ 477,262         $395,836      $  40,394        $ 14,178          $ 26,854

       OTHER COMMERCIAL               TOTAL AMOUNTS                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD,
         COMMITMENTS                    COMMITTED                                   IN THOUSANDS

                                                           LESS THAN 1       1-3 YEARS         4-5 YEARS        OVER 5 YEARS
                                                               YEAR
Standby Letters of Credit                $ 2,300                   $ 0             $ 0               $ 0                 $ 0

Total Commercial Commitments             $ 2,300                   $ 0             $ 0               $ 0                 $ 0


There are no outstanding commitments at December 30, 2001.

SUBSEQUENT EVENTS

On March 1, 2002, the Company sold one of its subsidiaries for $1,250,001. The transaction resulted in a loss of approximately $1,000,000 which will be included in operations during the first quarter of 2002.

On April 12, 2002, the Company sold one of its subsidiaries for $3.8 million. The transaction resulted in a loss of approximately $2.5 million, which will be included in operations during the second quarter of 2002.

NET OPERATING LOSS CARRY FORWARDS

The Company had net operating loss carryforwards from continuing operations for tax purposes of approximately $121.4 million at December 30, 2001, of which approximately $68.7 million expire through 2021 and $52.7 million do not expire. The Company also had net loss carryforwards from discontinued operations of approximately $60.6 million at December 30, 2001, which expires through 2021.

ITEM 7A. MARKET RISK

The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates foreign currency denominated debt obligations. Reference is made to Note 4 of the Notes to the Company's Consolidated Financial Statements.

Debt Denominated in Foreign Currencies is as follows:

                                                                                                FAIR
                                                                            THERE-              VALUE
                               2001      2002     2003     2004     2005    AFTER     TOTAL    12/30/01
                             -------     ----     ----     ----     ----    ------    -----    --------
                                                  (DOLLAR EQUIVALENTS IN MILLIONS)
Euro
   Variable Rate Loan ...    $  15.2       --       --       --       --       --     $15.2     $15.2
   Avg. Interest Rate ...     6.4318%      --       --       --       --       --        --        --
   Exchange Rate ........       .890       --       --       --       --       --        --        --

Sterling
   Variable Rate Loan ...    $   6.5       --       --       --       --       --     $ 6.5     $ 6.5
   Avg. Interest Rate ...     7.4625%      --       --       --       --       --        --        --
   Exchange Rate ........      1.448       --       --       --       --       --        --        --

The Company has a Euro interest rate swap agreement whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement, as amended, expired on April 1, 2001. At December 31, 2000, the notional principal amount of the swap agreement was Euro 45 million (approximately $42.2 million) having a fixed rate of 3.835%. The fair value of the swap at December 31, 2000 was $418,000.

In connection with the capital lease of the warehouse distribution center in France, the Company entered into a French Franc interest rate swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement expires March 10, 2005. At December 30, 2001 the notional principal amount of the swap agreement was Euros 18.9 million (approximately $16.7 million) having a fixed rate of 5.46%. The fair value of the swap at December 30, 2001 was Euros 786,000 million (approximately $693,000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is found immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is made to the Company's definitive proxy statement for the 2002 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference. Reference is also made to Item 4A in Part I of this Report with respect to the executive officers of Registrant.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company's definitive proxy statement for the 2002 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Company's definitive proxy statement for the 2002 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive proxy statement for the 2002 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

(a) SLI, Inc. and subsidiaries

Report of Independent Auditors -- Ernst & Young LLP

Consolidated Balance Sheets of Registrant as of December 30, 2001 and December 31, 2000

Consolidated Statements of Operations of Registrant for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

Consolidated Statements of Cash Flows of Registrant for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

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
10.32           Acquisition Agreement dated January 7, 1997 between Gustav Bruckner GmbH and Alba Speziallampen Holding GmbH(1)

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------

10.33(a)        Amended and Restated Credit Agreement dated as of October 30, 1997 and amendments thereto(1)
10.33(b)        Second Amended and Restated Credit Agreement dated as of October 29, 1999(11)
10.34           Framework Agreement for Supply Contracts between Osram GmbH and EDIL International Lighting B.V.(1)
10.35           Amended and Restated Intellectual Property Allocation and License Agreement dated August 6, 1992 among EDIL
                International Lighting B.V. and Osram Acquisition Corporation and Osram GmbH(1)
10.36           Supply contract dated February 19, 1985 between Osram and Sylvania(1)
10.37           Purchase Agreement dated March 4, 1996 between Philips Lighting B.V. and Sylvania N.V.(1)
10.38           Settlement Agreement dated August 14, 1997 between Sylvania Lighting International B.V. and Osram GmbH(1)
10.39           Framework Agreement dated as of January 29, 1997 between Osram Sylvania Products, Inc. and Osram Sylvania and
                Sylvania Lighting International B.V.(1)
10.40           Agreement dated June 6, 1982 between Emgo and GTE Sylvania(1)
10.49           Purchase Agreement dated May 27, 2000 by and between the registrant and Emess Plc (12)
10.50           Fourth Amendment to the Second  Amended and Restated Credit Agreement dated as of November 13, 2001*
21.1            List of subsidiaries*
23.1(a)         Consent of Ernst & Young LLP*
23.1(b)         Consent of Hards Pearson*

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

Dated: March 29, 2002              SLI, INC.



                                   By: /s/ FRANK M.WARD
                                       -----------------------------------------
                                   Name: Frank M.Ward
                                   Title: President and Chief Executive Officer



                                   By: /s/ ROBERT J. MANCINI
                                       -----------------------------------------
                                   Name: Robert J. Mancini
                                   Title: Chief Financial Officer



                                   By: /s/ STEPHEN N. CUMMINGS
                                       -----------------------------------------
                                   Name: Stephen N. Cummings
                                   Title: Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                   DATE
---------                                 -----                   ----



/s/ FRANK M. WARD                        Director              March 29, 2002
----------------------------
Frank M. Ward



/s/ JOHN A. BOOKER                       Director              March 29, 2002
----------------------------
John A. Booker



                                         Director
----------------------------
Donald S. Dewsnap



/s/ MAURICE B. HARE                      Director              March 29, 2002
----------------------------
Maurice B. Hare



/s/ FREDERICK B. HOWARD                  Director              March 29, 2002
----------------------------
Frederick B. Howard



                                         Director
----------------------------
Fredric C. Kundahl

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           SLI, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


                                                       BALANCE AT      CHARGED TO                                 BALANCE AT
                                                      BEGINNING OF     COSTS AND                                    END OF
                                                         PERIOD         EXPENSES     DEDUCTIONS      OTHER (1)      PERIOD
                                                      ------------     ----------    ----------      ---------    ----------

Year ended December 30, 2001
  Reserves and allowances deducted
  From asset accounts:
    Allowance for uncollectible accounts .........       10,120           6,908        (6,492)          (262)       10,274
    Inventory reserves for excess and obsolete ...       24,593          12,085       (16,704)          (415)       19,559
Year ended December 31, 2000
  Reserves and allowances deducted
  From asset accounts:
    Allowance for uncollectible accounts .........        6,530           3,314        (2,331)         2,607        10,120
    Inventory reserves for excess and obsolete ...       10,275           3,977        (1,588)        11,929        24,593
Year ended January 2, 2000
  Reserves and allowances deducted
  From asset accounts:
    Allowance for uncollectible accounts .........        8,835             672        (1,653)        (1,324)        6,530
    Inventory reserves for excess and obsolete ...       14,073             949        (3,251)        (1,496)       10,275

(1) Represents allowance for doubtful accounts and inventory reserves for excess and obsolete acquired as a result of acquisitions, and the currency translation adjustments in these accounts during the period.

                                    SLI, INC.

                          INDEX TO FINANCIAL STATEMENTS

SLI, INC. AND SUBSIDIARIES


Report of Independent Auditors - Ernst & Young LLP........................................................          F-2

Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000.................................          F-3

Consolidated Statements of Operations for the years ended December 30, 2001,
  December 31, 2000 and January 2, 2000 ..................................................................          F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 30, 2001, December 31, 2000 and January 2, 2000 ...............................................          F-5

Consolidated Statements of Cash Flows for the years ended December 30, 2001,
  December 31, 2000 and January 2, 2000 ..................................................................          F-6

Notes to Consolidated Financial Statements................................................................          F-7

CHICAGO MINIATURE LAMP (CANADA), INC.

Auditors' Report - Hards Pearson..........................................................................         F-32

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SLI, Inc.

We have audited the accompanying consolidated balance sheets of SLI, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chicago Miniature Lamp (Canada), Inc., a wholly owned subsidiary, which statements reflect net sales and income before income taxes of approximately $19,005,000 and $2,218,000, and $20,891,000 and $3,422,000, for
the years ended December 31, 2000, and January 2, 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Chicago Miniature Lamp (Canada), Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLI, Inc. and subsidiaries at December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in paragraph 6 of footnote 1 to the financial statements, the Company has incurred significant losses in 2001 and is highly leveraged. The Company's debt agreements also contain restrictive covenants that are closely tied to the Company's forecasted results for Fiscal 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan as to these matters are also described in paragraph 6 of footnote 1. The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2002,
except paragraph 6 of Footnote 1 and Footnote 23, as to which the date is March 28, 2002

                           SLI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                DECEMBER 30, 2001     DECEMBER 31, 2000
                                                                                -----------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................        $  50,535            $    77,271
   Accounts receivable, less allowances for doubtful
      accounts of $10,274 and $10,120 at December 30, 2001,
      and December 31, 2000 ................................................          174,526                170,773
   Inventories .............................................................          178,850                192,915
   Prepaid expenses and other ..............................................           18,527                 17,899
                                                                                    ---------            -----------
Total current assets .......................................................          422,438                458,858
Property, plant, and equipment, net ........................................          365,693                391,211
Other assets:
   Goodwill, net of accumulated amortization ...............................           54,238                 86,828
   Other intangible assets, net of accumulated amortization ................           13,080                 15,432
   Other ...................................................................           17,479                 21,870
                                                                                    ---------            -----------
      Total other assets ...................................................           84,797                124,130
                                                                                    ---------            -----------
Net assets of discontinued operations ......................................               --                 63,485
                                                                                    ---------            -----------
Total assets ...............................................................        $ 872,928            $ 1,037,684
                                                                                    =========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable ................................................        $  60,120            $    56,203
   Current portion of long-term debt .......................................           26,994                    318
   Long-term debt...........................................................          350,016                     --
   Accounts payable ........................................................          108,681                131,954
   Accrued expenses ........................................................           92,371                105,493
   Current portion of capital lease obligations ............................            1,152                  1,068
   Income taxes payable ....................................................           10,314                  7,412
                                                                                    ---------            -----------
Total current liabilities ..................................................          649,648                302,448
Long-term debt, less current portion .......................................            5,755                299,501
Other liabilities:
   Deferred income taxes ...................................................            7,956                  8,231
   Pension liability .......................................................           21,410                 22,402
   Long-term capital lease obligations, less current portion ...............           20,329                 16,550
   Minority interest .......................................................            5,769                  7,118
   Other long-term liabilities .............................................           14,274                 23,052
                                                                                    ---------            -----------
Total other liabilities ....................................................           69,738                 77,353
Commitments and contingencies ..............................................               --                     --
Net liabilities of discontinued operations .................................              477                     --
                                                                                    ---------            -----------
Stockholders' equity:
   Preferred stock, $.01 par value -- Authorized --
      5,000,000 shares, none issued and outstanding ........................               --                     --
   Common stock, $.01 par value -- Authorized -- 100,000,000 shares --
      Issued and outstanding -- 33,405,229 shares at December 30,
      2001, and issued -- 34,727,206 shares at December 31, 2000 ...........              334                    347
   Additional paid-in capital ..............................................          272,270                286,149
   Retained earnings (deficit) .............................................          (43,615)               123,410
   Accumulated other comprehensive loss ....................................          (81,679)               (51,524)
                                                                                    ---------            -----------
   Total stockholders' equity ..............................................          147,310                358,382
                                                                                    ---------            -----------
Total liabilities and stockholders' equity .................................        $ 872,928            $ 1,037,684
                                                                                    =========            ===========

   The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED
                                                                        DECEMBER 30,         DECEMBER 31,          JANUARY 2,
                                                                            2001                 2000                 2000
                                                                        ------------         ------------         ------------

Net sales ......................................................        $    851,186         $    853,488         $    783,409
Cost of products sold ..........................................             664,060              640,275              581,278
                                                                        ------------         ------------         ------------
Gross margin ...................................................             187,126              213,213              202,131
Selling, general, and administrative expenses ..................             184,211              164,604              139,801
Restructuring costs ............................................              58,947                8,106                2,300
                                                                        ------------         ------------         ------------
Operating income (loss) ........................................             (56,032)              40,503               60,030
Other (income) expenses:
   Interest expense ............................................              28,621               18,528               15,233
   Interest income .............................................              (1,366)              (1,613)                (913)
   Loss on sale of assets ......................................               4,163                   --                   --
   Other, net ..................................................               1,148               (6,419)              (1,821)
                                                                        ------------         ------------         ------------
Income before income taxes .....................................             (88,598)              30,007               47,531
Income taxes ...................................................               4,615                5,890                6,718
                                                                        ------------         ------------         ------------
Income (loss) from continuing operations .......................             (93,213)              24,117               40,813
                                                                        ------------         ------------         ------------

Discontinued operations
   Loss from operations ........................................              (5,932)              (3,053)              (2,504)
   Loss from disposal ..........................................             (62,982)                  --                   --
                                                                        ------------         ------------         ------------
Loss from discontinued operations, (net of income taxes) .......             (68,914)              (3,053)              (2,504)

Net Income (loss) ..............................................        $   (162,127)        $     21,064         $     38,309
                                                                        ============         ============         ============

Net income (loss) per common share -- Basic
   Income (loss) from continuing operations ....................        $      (2.71)        $       0.70         $       1.27
   Loss from discontinued operations ...........................               (2.01)               (0.09)               (0.08)
                                                                        ------------         ------------         ------------
   Net income (loss) per common share ..........................        $      (4.72)        $       0.61         $       1.19
                                                                        ============         ============         ============

   Weighted-average shares outstanding .........................          34,367,770           34,328,483           32,289,924
                                                                        ============         ============         ============

Net income (loss) per common share -- Dilutive
   Income (loss) from continuing operations ....................        $      (2.71)        $       0.70         $       1.21
   Loss from discontinued operations ...........................               (2.01)               (0.09)               (0.07)
                                                                        ------------         ------------         ------------
   Net income (loss) per common share ..........................        $      (4.72)        $       0.61         $       1.14
                                                                        ============         ============         ============

   Weighted-average shares outstanding .........................          34,367,770           34,566,494           33,501,453
                                                                        ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                       COMMON STOCK
                                                 -----------------------
                                                                               COMMON
                                                   NUMBER                       STOCK         ADDITIONAL
                                                     OF             PAR         TO BE          PAID-IN         TREASURY
                                                   SHARES          VALUE        ISSUED         CAPITAL          STOCK
                                                 ----------        -----       --------       ----------       --------

Balance at January 3, 1999 ...............       29,346,498        $293        $  8,419        $131,399        $ (4,084)
Comprehensive income:
  Net income .............................               --          --              --              --              --
  Translation adjustment .................               --          --              --              --              --

  Total comprehensive income .............               --          --              --              --              --
Issuance of common stock:
  Public offering, including over
    allotment, net of offering costs .....        6,000,000          60              --         153,403              --
  Acquisitions ...........................          480,189           5           6,868          12,572              --
  Exercise of stock options ..............          542,118           6              --           5,766              --
Purchase 1,936,517 shares for treasury ...               --          --              --              --         (24,961)
Retire treasury shares ...................       (1,802,417)        (18)             --         (24,193)         24,211
                                                 ----------        ----        --------        --------        --------
Balance at January 2, 2000 ...............       34,566,388         346          15,287         278,947          (4,834)
Comprehensive income:
  Net income .............................               --          --              --              --              --
  Translation adjustment .................               --          --              --              --              --

Total comprehensive income ...............               --          --              --              --              --
Issuance of common stock:
  Offering costs .........................               --          --              --             (21)             --
  Acquisitions ...........................          826,318           8         (15,287)         15,279              --
  Exercise of stock options ..............           88,000           1              --             742              --
Tax benefit of exercise of
  non-qualified stock options ............               --          --              --              42              --
Purchase 303,500 shares for treasury .....               --          --              --              --          (3,756)
Retire treasury shares ...................         (753,500)         (8)             --          (8,582)          8,590
Interest on forward share
  purchase agreement .....................               --          --              --            (258)             --
Cash dividends - $0.40 per share .........               --          --              --              --              --
                                                 ----------        ----        --------        --------        --------
Balance at December 31, 2000 .............       34,727,206         347              --         286,149              --
Comprehensive income:
  Net Income .............................               --          --              --              --              --
  Translation adjustment .................               --          --              --              --              --
  Loss on interest rate swap .............               --          --              --              --              --

Total comprehensive income ...............               --          --              --              --              --
Issuance of common stock:
  Acquisitions ...........................          200,000           2              --           1,798              --
  Other issuance .........................           90,923           1              --              15              --
Purchase and retire treasury shares ......       (1,612,900)        (16)             --              --              --
Interest and payment on forward share
  purchase agreement .....................               --          --              --         (15,692)             --
Cash dividends -  $0.15 per share ........               --          --              --              --              --
                                                 ----------        ----        --------        --------        --------
Balance at December 30, 2001 .............       33,405,229        $334        $     --        $272,270        $     --
                                                 ==========        ====        ========        ========        ========

                                                                 ACCUMULATED
                                                                    OTHER
                                                   RETAINED     COMPREHENSIVE
                                                   EARNINGS          LOSS            TOTAL
                                                   --------     -------------      ---------

Balance at January 3, 1999 ...............         $ 77,703        $  4,080        $ 217,810
Comprehensive income:
  Net income .............................           38,309              --           38,309
  Translation adjustment .................               --         (35,821)         (35,821)
                                                                                   ---------
  Total comprehensive income .............               --              --            2,488
Issuance of common stock:
  Public offering, including over
    allotment, net of offering costs .....               --              --          153,463
  Acquisitions ...........................               --              --           19,445
  Exercise of stock options ..............               --              --            5,772
Purchase 1,936,517 shares for treasury ...               --              --          (24,961)
Retire treasury shares ...................               --              --               --
                                                   --------        --------        ---------
Balance at January 2, 2000 ...............          116,012         (31,741)         374,017
Comprehensive income:
  Net income .............................           21,064              --           21,064
  Translation adjustment .................               --         (19,783)         (19,783)
                                                                                   ---------
Total comprehensive income ...............               --              --            1,281
Issuance of common stock:
  Offering costs .........................               --              --              (21)
  Acquisitions ...........................               --              --               --
  Exercise of stock options ..............               --              --              743
Tax benefit of exercise of
  non-qualified stock options ............               --              --               42
Purchase 303,500 shares for treasury .....               --              --           (3,756)
Purchase and retire treasury shares ......               --              --               --
Interest on forward share
  purchase agreement .....................               --              --             (258)
Cash dividends - $0.40 per share .........          (13,666)             --          (13,666)
                                                   --------        --------        ---------
Balance at December 31, 2000 .............          123,410         (51,524)         358,382
Comprehensive income:
  Net Income .............................         (162,127)             --         (162,127)
  Translation adjustment .................               --         (29,462)         (29,462)
  Loss on interest rate swap .............               --            (693)            (693)
                                                                                   ---------
Total comprehensive income ...............               --              --         (192,282)
Issuance of common stock:
  Acquisitions ...........................               --              --            1,800
  Other issuance .........................               --              --               16
Purchase and retire treasury shares ......               --              --              (16)
Interest and payment on forward share
  purchase agreement .....................               --              --          (15,692)
Cash dividends -  $0.15 per share ........           (4,898)             --           (4,898)
                                                   --------        --------        ---------
Balance at December 30, 2001 .............         $(43,615)       $(81,679)       $ 147,310
                                                   ========        ========        =========

   The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           YEAR ENDED
                                                                         DECEMBER 30,     DECEMBER 31,       JANUARY 2,
                                                                             2001             2000              2000
                                                                         ------------     ------------       ----------
OPERATING ACTIVITIES
Net income (loss) .................................................        $(93,213)        $  24,117         $  40,813
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization ................................          36,437            26,860            21,709
     Deferred income taxes ........................................            (108)           (3,724)              (69)
     Other ........................................................              --                42                --
     Loss from sale of property, plant, and equipment .............          70,512                --                --
     Changes in operating assets and liabilities:
         Accounts receivable ......................................          (8,557)            6,444           (29,889)
         Inventories ..............................................           2,440            (5,366)          (17,095)
         Prepaid expenses and other ...............................          (1,500)            7,232            (2,233)
         Accounts payable .........................................         (16,023)             (579)          (10,354)
         Accrued expenses .........................................         (17,167)           (7,987)           (7,796)
         Income taxes payable .....................................            (735)            3,278             3,811
         Other long-term liabilities ..............................          (1,723)           (5,101)             (646)
                                                                           --------         ---------         ---------
Net cash provided by (used in) operating activities ...............         (29,637)           45,216            (1,749)
                                                                           --------         ---------         ---------
Net cash used in discontinued operations ..........................          (8,898)           (8,940)          (16,672)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment .......................         (37,606)          (34,703)          (51,018)
Proceeds from disposal of property, plant, and equipment ..........           7,712            26,759               481
Proceeds from sale of other investments ...........................              --                --               332
Acquisitions, net of cash acquired ................................          (8,752)         (111,907)           (8,285)
                                                                           --------         ---------         ---------
Net cash used in investing activities .............................         (38,646)         (119,851)          (58,490)

FINANCING ACTIVITIES
Net borrowings of short term debt .................................          26,676               441            27,997
Net borrowings (repayments) of revolving credit line ..............          59,837           127,482           (78,561)
Proceeds from long-term debt ......................................              --                --               412
Payments of long-term debt ........................................          (1,128)           (4,338)           (5,820)
Payment of deferred financing costs ...............................              --                --            (1,556)
Proceeds from sale of receivables .................................              --            25,965                --
Proceeds from issuance of common stock - net of offering costs ....              --               (21)          153,475
Repurchase of shares for treasury .................................              --            (3,756)          (24,962)
Interest paid on forward share agreement ..........................         (15,692)             (258)               --
Exercise of stock options .........................................              --               743             6,451
Payment of dividends ..............................................          (8,391)          (10,173)               --
                                                                           --------         ---------         ---------
Net cash provided by financing activities .........................          61,302           136,085            77,436
Effect of exchange rate changes on cash ...........................         (10,857)           (1,087)           (2,067)
                                                                           --------         ---------         ---------
Net increase (decrease) in cash and cash equivalents ..............         (26,736)           51,423            (1,542)
Cash and cash equivalents, beginning of year ......................          77,271            25,848            27,390
                                                                           --------         ---------         ---------
Cash and cash equivalents, end of year ............................        $ 50,535         $  77,271         $  25,848
                                                                           ========         =========         =========
Supplemental disclosure of cash flow information:
    Cash paid for:
     Interest.........................................................     $ 24,957         $  21,028         $  16,306
     Income taxes.....................................................     $  5,503         $   4,875         $   3,229

   The accompanying notes are an integral part of these financial statements.

                           SLI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND ACQUISITIONS

SLI, Inc. (an Oklahoma corporation) and subsidiaries (collectively, the Company) operates in multi-business segments as a vertically integrated manufacturer and supplier of lighting systems, which include lamps, fixtures, and ballasts. Through its 26 acquisitions completed since 1992, the Company has grown from a specialized manufacturer of neon lamps and miniature lighting products into a manufacturer and supplier of a wide variety of lighting products, including lamps, (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LEDs, and special lamps), fixtures, ballasts, and fiber optic lighting systems. The Company serves a diverse, international customer base and at December 30, 2001, had 37 manufacturing plants in 12 countries.

In January 2001, the Company acquired EBT (Germany) for approximately $10 million in cash as financed primarily through the Company's credit facility and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

In July 2000, the Company acquired certain business lines of Emess Plc for approximately $102 million in cash, as financed primarily through the Company's credit facility, and the assumption of $14.4 million of liabilities. The acquired business lines include a 78% interest in Brilliant AG (Germany), a leading brand in decorative lighting and fixtures for the European retail market, Marlin (UK), a UK market leader in architectural and display lighting fixtures, Eclatec (France), an outdoor lighting manufacturer, and Emess Lighting Inc. (USA), a leading brand of table lamps. The acquisition has been accounted for using the purchase method. The results of the Brilliant operations were reported using the equity method until effective control was established in November 2000. Effective September 2000, the Company purchased certain assets of a UK based lamp-glass manufacturer for approximately $18 million in cash.

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

These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated values of the net assets acquired, in the amount of $8.3 million, $40.3 million and $14.6 million in 2001, 2000 and 1999, respectively, has been recorded in goodwill. The balances and results of the acquired companies are included in the Company's consolidated amounts since the dates of acquisition, except for the July 2000 Brilliant acquisition, which was not consolidated until control was obtained in November 2000.

The Company experienced significant operating and cash flow losses during Fiscal 2001, which ultimately led to the amendment of the Company's Revolving Credit Agreement with its Senior lenders. The covenants, which were amended as part of this process, are restrictive, and very closely tied to management's ability to meet forecasted operating and cash flow results, which raises substantial doubt about its ability to continue as a going concern. The Company has a number of actions that can be taken including but not limited to the sale of Company non-core assets and sale of business operations, that when considered in combination with management's forecasted results is expected to provide the Company sufficient ability to remain in compliance with its debt covenants through Fiscal 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

                           SLI, INC. AND SUBSIDIARIES

FISCAL YEAR

The Company's financial reporting year-end is the Sunday nearest to December 31 of each year. All references herein for the years 1999, 2000 and 2001 represent the fiscal years ended January 2, 2000, December 31, 2000 and December 30, 2001.

RECLASSIFICATIONS

Certain amounts in the fiscal 2000 and 1999 financial statements have been reclassified to conform with the fiscal 2001 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

WARRANTY

Prior to June 2001 and the disposal of the Power Lighting Products (PLP) segment, the Company estimated its ballast warranty liability at the time of sale based upon historical warranty information. Management performs a review of the amount accrued each quarter. In 2001 and 2000, as a result of this ongoing analysis, management determined that this warranty liability was overstated and reduced the liability by approximately $1.0 million and $4.7 million, respectively. The change in estimate was recorded as a reduction in cost of products sold.

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

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs in Cost of Products Sold. Shipping and handling costs were $33.5 million, $29.5 million and $26.1 million for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           SLI, INC. AND SUBSIDIARIES

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Inventories consist of the following (dollars in thousands):

                                           DECEMBER 30,     DECEMBER 31,
                                               2001             2000
                                           ------------     ------------
         Raw materials ............         $  41,751         $  49,113
         Work in process ..........            16,730            20,948
         Finished goods ...........           120,369           122,854
                                            ---------         ---------
                                            $ 178,850         $ 192,915
                                            =========         =========

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. The company provides for depreciation using the straight-line method over the following estimated useful lives:

         Buildings and improvements .........        25-39 years
         Machinery and equipment ............        12-25 years
         Molds ..............................        10-20 years
         Furniture and fixtures .............         5-10 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term.

GOODWILL

Goodwill is amortized on a straight-line basis over the estimated useful life, which ranges from 25 to 40 years. Accumulated amortization is approximately $5.1 million and $5.4 million at December 30, 2001 and December 31, 2000, respectively. Amortization expense was approximately $3.3 million, $3.4 million and $1.7 million for fiscal 2001, 2000 and 1999, respectively. The Company continually reviews its goodwill for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In performing the review for collectibility, the Company estimates the future cash flows expected to result from the use of the goodwill. If the sum of the expected future cash flow (undiscounted and without interest charges) is less than the carrying amount of the goodwill, an impairment loss is recognized. Measurement of such impairment loss for goodwill that the Company expects to hold and use is based on the excess of the carrying value over its fair value. The Company recorded a $32.9 million write-off of goodwill for the year ended December 30, 2001, as a result of an agreement to sell certain assets and service contracts of its lighting and service and maintenance business.

OTHER INTANGIBLE ASSETS

Other intangible assets include the fair value of engineering technology and patents. The intangibles are being amortized using the straight-line method over their respective useful lives or contract periods, which range from 3 to 25 years. Amortization expense was approximately $2.6 million, $1.5 million and $1.4 million for fiscal 2001, 2000 and 1999, respectively. Other intangible assets, net of accumulated amortization consists of (dollars in thousands):

                           SLI, INC. AND SUBSIDIARIES

                                                                DECEMBER 30,          DECEMBER 31,
                                                                    2001                  2000
                                                                ------------          ------------
         Engineering technology ......................          $      4,406          $      7,425
         Patents and noncompete agreements ...........                11,793                 9,885
                                                                ------------          ------------
                                                                      16,199                17,310
         Less: Accumulated amortization ..............                 3,119                 1,878
                                                                ------------          ------------
                                                                $     13,080          $     15,432
                                                                ============          ============

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

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument, in accordance with Statement No. 133. Changes in the fair value of derivative financial instruments are either recognized periodically in earnings or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred and totaled $6.8 million, $6.6 million and $7.4 million for fiscal 2001, 2000 and 1999, respectively.

ADVERTISING COSTS

Advertising costs are charged to expense in the period incurred. Advertising expense for 2001, 2000 and 1999 was approximately $9.8 million, $10.5 million and $10.0 million, respectively.

INCOME TAXES

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax bases of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. Tax benefits subsequently realized, which are related to deferred tax assets with a valuation allowance recorded in connection with a business acquisition, will first reduce goodwill and other intangible assets related to the acquisition to zero and any remaining tax benefit will be accounted for in the current statement of income.

                           SLI, INC. AND SUBSIDIARIES

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

TREASURY STOCK

The board of directors has authorized, subject to certain business and market conditions, the repurchase of shares of the Company's stock. For the three years ended December 30, 2001, a total of 4,168,817 shares have been repurchased under these plans and retired. Also see Note 17 discussion of forward share purchase agreement.

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

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:

                              2001                2000                1999
                           ----------          ----------          ----------
Basic ...........          34,367,770          34,328,483          32,289,924
Diluted .........          34,367,770          34,566,494          33,501,453

The following stock options are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price:

                               2001               2000                1999
                            ---------           ---------           --------
Stock options ...           3,883,299           1,623,199           795,302

                           SLI, INC. AND SUBSIDIARIES

ADOPTION OF ACCOUNTING PRINCIPLES

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes Statement No. 121. Although this statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations to include more disposal transactions and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this statement will have a material impact on the Company's overall financial results of operations.

In July 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and to capitalize costs as part of the carrying amount of the long-lived asset. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's overall financial position or results of operations.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting for goodwill and other intangibles beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $3.3 million per year. Management does not believe that the adoption of this statement will have a material impact on the Company's overall financial position or results of operations.

The Company was required to adopt the Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), as amended by SFAS Nos. 137 and 138 effective January 1, 2001. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives not qualifying for special hedge accounting must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management believes the adoption of Statement 133 will not have a material effect on the financial position or results of operations of the Company.

In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces Statement 125 with the same name. Statement 140 revises the standards for accounting and securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, certain provisions regarding the recognition and reclassification of collateral and certain disclosures relating to securitization transactions and collateral are effective for the Company's financial statements for the year ended December 31, 2000. The adoption of this statement, with regard to the provisions for the recognition and reclassification of collateral, did not affect the Company's accompanying consolidated financial statements. Management is currently evaluating the effect of adopting this statement, with regard to the revised accounting standards effective for transactions occurring after March 31, 2001. See Note 10 for disclosures relating to securitization transactions and collateral as required by this statement.

3.       PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                                                DECEMBER 30,          DECEMBER 31,
                                                                    2001                  2000
                                                                ------------          ------------
                                                                     (DOLLARS IN THOUSANDS)
         Land ........................................          $     17,166          $     17,920
         Buildings and improvements ..................                90,176                94,371
         Machinery and equipment .....................               283,467               291,281
         Molds .......................................                29,948                25,495
         Furniture and fixtures ......................                15,708                15,857
                                                                ------------          ------------
                                                                     436,465               444,924
         Less: Accumulated depreciation ..............                70,772                53,713
                                                                ------------          ------------
                                                                $    365,693          $    391,211
                                                                ============          ============

Depreciation expense was approximately $30.5 million, $22.0 million and $18.6 million for fiscal 2001, 2000 and 1999, respectively.

In the most part, 100% of the United States, plant, property and equipment is collateralized for the Revolving Credit Facility.

                           SLI, INC. AND SUBSIDIARIES

4.       DEBT

LONG-TERM DEBT

Long-term debt consists of the following:

                                                                DECEMBER 30,          DECEMBER 31,
                                                                    2001                  2000
                                                                ------------          ------------
                                                                       (DOLLARS IN THOUSANDS)
         Revolving credit facility and term loan .....          $    377,010          $    293,418
         Other debt ..................................                 5,755                 6,401
                                                                ------------          ------------
                                                                     382,765               299,819
         Less: Current portion .......................               377,010                   318
                                                                ------------          ------------
         Total long term debt ........................          $      5,755          $    299,501
                                                                ============          ============

On November 13, 2001 the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement, which is effective September 30, 2001 and provides for the conversion of the Company's 364-day Revolving Credit and Term Loan Facility, under which $80 million was outstanding, into a Term Loan maturing in October 2004, amortizing in equal installments over that term. The Fourth Amendment also permits the Company to maintain its $300 million Revolving Credit Facility. Under the terms of the Fourth Amendment, the financial covenants which the Company is required by its lenders to maintain, include a maximum leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, have been amended so that the Company is in compliance with such covenants as of December 30, 2001 and expects to remain in compliance with such covenants for the remainder of the term of the agreement.

The Fourth Amendment also includes certain non-financial covenants. Due to the going concern modification to the opinion on the December 30, 2001 financial statements, the Company is in default of the Revolving Credit Facility. The Company is in the process of taking several actions, including negotiating with its credit lenders to revise this covenant or to obtain an appropriate waiver. There can be no assurance, however, that the Company's lender group will agree to such actions. Accordingly, the Company has classified the indebtedness under the Revolving Credit Facility and Term Loan as a current liability in the accompanying balance sheet.

The Credit Agreement calls for the quarterly amortization in the amount of $6.7 million, payable on January 1, April 1, July 1 and October 1 of each fiscal year, maturing on October 31, 2004.

Under the Fourth Amendment, the applicable interest rates on such indebtedness are Libor plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to Libor plus 2.5% or base plus 1% if such total outstanding indebtedness is below $200 million.

At December 30, 2001, long-term debt includes $15.2 million denominated in Euro (bearing interest of 6.4318%) and $6.5 million in Sterling (bearing interest at 7.4625% per annum) under the Credit Agreement.

At December 30, 2001, the Company had outstanding letters of credit totaling $2.3 million.

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt (see Note 17).

                           SLI, INC. AND SUBSIDIARIES

The Company incurred interest expense costs of $28.6 million and capitalized interest of $957,000 in the year ended December 30, 2001.

As of December 31, 2001, annual debt principal payments required were as follows (dollars in thousands):

         2002 ....................          $377,010
         2003 ....................             1,755
         2004 ....................               574
         2005 ....................               410
         2006 ....................               264
         Thereafter ..............             2,752
                                            --------
                                            $382,765
                                            ========

SHORT-TERM DEBT

Short-term borrowings in the amounts of approximately $60.1 million and $56.2 million at December 30, 2001 and December 31, 2000, respectively, primarily consisted of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding at December 30, 2001 and December 31, 2000, was 6.0% and 6.8%, respectively. No material compensating balances are required or maintained.

5.       INCOME TAXES

The following is a summary of income (loss) before income taxes (dollars in thousands):

                                                                  YEAR ENDED
                                              DECEMBER 30,       DECEMBER 31,        JANUARY 2,
                                                 2001                2000               2000
                                              ------------       ------------        ----------
         Domestic operations .........          $(93,993)          $ (9,631)          $ (4,955)
         Foreign operations ..........             5,395             39,638             52,486
                                                --------           --------           --------
                                                $(88,598)          $ 30,007           $ 47,531
                                                ========           ========           ========

The following is a summary of the provision (benefit) for income taxes (dollars in thousands):

                                                                  YEAR ENDED
                                              DECEMBER 30,       DECEMBER 31,        JANUARY 2,
                                                 2001                2000               2000
                                              ------------       ------------        ----------
         U.S. Federal:
         Current .....................          $     --           $    810           $    441
         Deferred ....................                --             (1,358)               105
                                                --------           --------           --------
                                                      --               (548)               546
         U.S. States:
         Current .....................               435                184                 11
         Deferred ....................                --                (72)                 5
                                                --------           --------           --------
                                                     435                112                 16
         Foreign:
         Current .....................             4,455              8,620              6,335
         Deferred ....................              (275)            (2,294)              (179)
                                                --------           --------           --------
                                                   4,180              6,326              6,156
                                                --------           --------           --------
                                                $  4,615           $  5,890           $  6,718
                                                ========           ========           ========

                           SLI, INC. AND SUBSIDIARIES

The Company's manufacturing facility in Costa Rica is operated under a tax holiday, which expires in 2005. The impact of this tax holiday was an increase to net income of $1,118,000 or $.03 per share-basic for fiscal 2001, $1,823,000 or $.05 per share-basic for fiscal 2000, and $1,385,000 or $.04 per share-basic for fiscal 1999.

A reconciliation between the provision (benefit) for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows (dollars in thousands):

                                                                                                      YEAR ENDED
                                                                                   DECEMBER 30,       DECEMBER 31,        JANUARY 2,
                                                                                       2001               2000               2000
                                                                                   ------------       ------------        ----------
Computed federal tax provision (benefit) at
   U.S. statutory rates ...................................................          $(31,009)          $ 10,502           $ 16,636
Increase (decrease) in taxes resulting from:
   Amortization of goodwill that is not
       deductible for tax purposes ........................................             9,547                664                567
   State income taxes (benefit), net of federal benefit (taxes) ...........               435               (264)                --
   Effect of different income tax rates of foreign countries ..............            (1,091)            (3,055)            (6,238)
   Net operating losses not benefited .....................................            26,348              5,609              2,451
   Utilization of net operating loss carryforwards ........................                --             (7,714)            (5,136)
   U.S. Tax on Repatriated Foreign Earnings ...............................               274                494                 --
   Other ..................................................................               111               (346)            (1,562)
                                                                                     --------           --------           --------
                                                                                     $  4,615           $  5,890           $  6,718
                                                                                     ========           ========           ========

The significant items comprising net deferred tax liabilities are as follows (dollars in thousands):

                                                                                DECEMBER 30,       DECEMBER 31,
                                                                                    2001               2000
                                                                                ------------       -----------
ASSETS
Net operating loss carryforwards .......................................          $ 42,496           $ 23,517
Reserves ...............................................................             4,698              1,126
Accruals ...............................................................               109                 22
Other ..................................................................             2,240              2,890
                                                                                  --------           --------
Total assets ...........................................................            49,543             27,555

LIABILITIES
Accelerated tax depreciation ...........................................            (3,449)            (3,232)
Other ..................................................................           (10,524)            (9,134)
                                                                                  --------           --------
Total liabilities ......................................................           (13,973)           (12,366)
                                                                                  --------           --------
                                                                                    35,570             15,189
Less: Valuation allowance for net operating loss carryforwards .........           (43,526)           (23,420)
                                                                                  --------           --------
Net deferred tax liabilities ...........................................          $ (7,956)          $ (8,231)
                                                                                  ========           ========

At December 30, 2001, foreign earnings of $149.3 million have been retained indefinitely by subsidiary companies for reinvestment. No provision is made for income taxes that would be payable upon the distribution of such earnings, and it is not practicable to determine the amount of related unrecognized deferred income tax liability.

For tax purposes, the Company had available at December 30, 2001, net operating loss carryforwards of approximately $121.4 million related to continuing operations and $60.6 million related to discontinued operations.

                           SLI, INC. AND SUBSIDIARIES

The expiration dates of operating loss carryforwards from continuing operations at December 30, 2001, are as follows (dollars in thousands):

         2002....................................................................................         $    2,841
         2003....................................................................................                120
         2004....................................................................................              4,698
         2005....................................................................................              5,351
         2006....................................................................................              5,294
         Thereafter..............................................................................             50,435
         No expiration date......................................................................             52,677
                                                                                                          ----------
                                                                                                          $  121,416
                                                                                                          ==========

6.       ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                DECEMBER 30,          DECEMBER 31,
                                                                    2001                  2000
                                                                ------------          ------------
                                                                      (DOLLARS IN THOUSANDS)
         Payroll and related expenses ................          $     26,465          $     28,533
         Warranty and customer rebates ...............                24,051                23,429
         Restructuring expenses ......................                 9,952                 7,239
         Value-added taxes payable ...................                 4,895                 8,075
         Other .......................................                27,008                38,217
                                                                ------------          ------------
                                                                $     92,371          $    105,493
                                                                ============          ============

7.       RESTRUCTURING

RESTRUCTURING OF EXISTING OPERATIONS

In fiscal 1999, the Company developed and approved a restructuring plan for existing operations, which resulted in charges of $2.3 million. The restructuring plan included severance of $1.8 million and $500,000 of other costs. Severance costs related to the elimination of 26 employees at the Company's France operations. The other costs associated with the restructuring plan are related to the closure of sales and administrative facilities. These costs represent the write-off of the remaining book value of leasehold improvements, costs to return the facilities to the condition at the outset of the lease, and employee related costs. The restructuring plan was completed in 1999, and the restructuring accruals were fully utilized.

In fiscal 2000, the Company approved restructuring plans in Europe and North America, associated with severance and other disposal costs, which resulted in a charge of $8.1 million. The restructuring in certain European businesses resulted in a charge of $6.9 million. This plan includes a reduction in headcount of 131 employees totaling $5.7 million and other exit costs totaling $1.2 million. The other exit costs represent remaining payments on non-cancelable operating leases and costs to return the facilities to the condition at the outset of the leases. In the North American plan, restructuring costs of $1.2 million were recorded in fiscal 2000. The North American plan includes a shut down of manufacturing operations at the Company's South Carolina location, resulting in a headcount reduction of approximately 168 employees with severance costs totaling $1.1 million and other exit costs totaling $100,000. The restructuring plan was completed in 2001, and the restructuring accruals were fully used.

                           SLI, INC. AND SUBSIDIARIES

In connection with the purchase price accounting for the acquisition of certain business lines of Emess Plc, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

         i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately $.3 million of severance cost was paid as of December 30, 2001. The remainder will be paid over the next 6 months.

         ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. As of December 30, 2001, all of the accrual had been utilized.

In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $56.9 million were incurred, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $13.5 million and exit costs of $10.5 million. Approximately $5.6 million remain in accruals at December 30, 2001 related to this agreement, which is expected to be completed within 12 months. The exit costs primarily relate to unfavorable contractual agreements and severance and related costs.

In April 2001, the Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued. As of December 30, 2001, $1.2 million of the accruals had been utilized and the remainder will be paid over the next 12 months. These restructuring plans are expected to be completed within 12 months.

8.       DISCONTINUED OPERATIONS

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

                                                                                       Year ended
                                                                December 30,          December 31,        January 2,
                                                                    2001                  2000               2000
                                                                ------------          ------------        ----------
         Revenues                                               $     14,948          $     57,827        $ 91,414

         Loss from operations:
                         Loss before taxes                            (5,758)               (4,847)         (2,334)
                         Income tax (expense) benefit                   (174)                1,794            (170)

                         Net loss after tax                     $     (5,932)         $     (3,053)       $ (2,504)

         Loss from disposal (no tax effect)                     $    (62,982)         $         --        $     --

                           SLI, INC. AND SUBSIDIARIES

Loss from operations for the twelve months ended December 30, 2001 and December 31, 2000 includes interest expenses of $1.7 million and $3.8, respectively. The allocation of interest expenses to the discontinued operations was based on identified debt that can be specifically attributed to the discontinued operations.

Loss from disposal for the twelve months ended December 30, 2001 includes asset write-downs to net realizable value totaling $45.4 million, warranty, supplier and lease obligations of $7.3 million and other liquidation and exit costs of $10.3 million. At December 30, 2001 approximately $5.5 million remain in accruals for warranty, supplier and lease obligations. Included in other exit costs is an allocation of interest expense totaling $3.9 million based on debt that can be identified as specifically attributed to the discontinued operations

In addition, the Company has presented the assets and liabilities relating to its discontinued operations separately in the accompanying condensed balance sheets as of December 30, 2001 and December 31, 2000. Net current assets (liabilities) of discontinued operations are comprised of the following (dollars in thousands):

                                                       DECEMBER 30,          DECEMBER 31,
                                                           2001                  2000
                                                       ------------          ------------
Accounts Receivable .........................          $        862          $     17,010
Inventories .................................                 2,063                17,768
Property, Plant, & Equipment ................                 3,330                19,874
Intangible Assets ...........................                    --                14,346
Accounts Payable & Accruals .................                (5,549)               (7,815)
Other .......................................                (1,183)                2,302

                                                       ------------          ------------
Net Assets (Liabilities) ....................          $       (477)         $     63,485
                                                       ============          ============

9.       SEGMENTATION

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

                           SLI, INC. AND SUBSIDIARIES

The Disposed Business segment consists of divestitures, which includes the lighting service and maintenance business. The Company entered into an agreement in March 2001 to sell certain assets and service contracts of the lighting service and maintenance business.

Miniature Lighting:

The Miniature Lighting segment, which represents 18.5% of the Company's consolidated revenues, reported revenues of $157.3 million for the year ended December 30, 2001, an increase of 0.3% from the year ended December 31, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 1.4% or $2.3 million, for the year ended December 30, 2001 as compared to the year ended December 31, 2000. Revenues from the 2001 acquisition contributed $27.2 million of the 2001 increase, as the remaining business decreased approximately $24.4 million. Miniature lighting operating profits decreased $13.5 million for the year ended December 30, 2001 to $11.7 million, as compared to the year ended December 31, 2000.

The decrease in the miniature lighting operating results for the year ended December 30, 2001 as compared to the prior year is primarily due to inventory adjustments in the electronic and automotive industries and a general decrease in demand due to a slowing in the economy.

General Lighting:

The General Lighting segment, which represents 80.3% of the Company's consolidated revenues, reported revenues of $683.5 million for the year ended December 30, 2001, an increase of 6.4% from the year ended December 31, 2000. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 2.6% or $16.4 million, for the year ended December 30, 2001 as compared to the year ended December 31, 2000. Revenues from the 2001 acquisition contributed $96.1 million of the 2001 increase, as the remaining business decreased approximately $38.4 million. General lighting operating profits for the year ended December 30, 2001 of $3.5 million decreased $19.8 million as compared to the year ended December 31, 2000.

The decrease in the general lighting operating results for the year ended December 30, 2001 as compared to the prior year is primarily due to the adverse impact of the foreign currency translation and a sharp decrease in demand due to a slowing in the economy.

Disposed Business:

The Disposed Business segment includes the service and maintenance business, which was exited in March 2001.

Revenues for this segment total $10.5 million for the year ended December 30, 2001 as compared to $54.5 million for the year ended December 31, 2000. The Disposed business operating loss for the year ended December 30, 2001 totaled $64.2 million as compared to a loss of $4.0 million in the year ended December 31, 2000. Included in the year ended December 30, 2001 operating loss are charges, as a result of divestiture, totaling $56.9 million.

                           SLI, INC. AND SUBSIDIARIES

Segment information for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 was as follows (dollars in thousands):

                                                     Miniature          General          Disposed
                                                     Lighting           Lighting         Business            Other          Total
                                                     ---------          --------         --------           -------        --------
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001 (A)

Net Sales                                             $157,307         $683,519         $ 10,494           $  (134)        $851,186
Operating profit (loss)                                 11,733            3,492          (64,210)           (7,047)         (56,032)
Identifiable assets                                    178,789          676,193            8,847             9,099          872,928
Depreciation & Amortization                              7,882           27,019              526             1,010           36,437
Capital Expenditures                                    10,529           26,873               20               191           37,613

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 (A)

Net Sales                                             $156,805         $642,162         $ 54,521           $    --         $853,488
Operating profit (loss)                                 25,185           23,269           (3,984)           (3,967)          40,503
Identifiable assets                                    167,904          724,687           74,110             7,498          974,199
Depreciation & Amortization                              5,892           18,550            1,944               474           26,860
Capital Expenditures                                     9,348           30,434              639            (5,827)          34,594

FOR THE FISCAL YEAR ENDED JANUARY 2, 2000 (A)

Net Sales                                             $152,364         $574,722         $ 56,323           $    --         $783,409
Operating profit (loss)                                 19,589           36,727            3,404               310           60,030
Identifiable assets                                    158,131          552,099           63,322            21,952          795,504
Depreciation & Amortization                              5,785           13,668            1,668               588           21,709
Capital Expenditures                                    11,140           38,178            1,133              (439)          50,012

(a) Segment information is shown net of the Power Lighting Products segment, which is now reflected separately as discontinued operations.

                           SLI, INC. AND SUBSIDIARIES

10.      SECURITIZATION

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

Under this receivable securitization agreement, the Transferee has no recourse to any other assets of the Company, who remains responsible for servicing the transferred receivables and pays certain fees to the Transferee related to its sale of receivables under this program. During 2000, the costs incurred by the Company related to this program, which are included in "Other Income (Expense), Net" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000, were $585,000. During 2000, proceeds from collections under this revolving agreement of $130.9 million were reinvested in the program by the Transferee. However, the Transferee's interest in the Company's receivables was never in excess of 55 million Euro at any point in time under this program.

As of December 31, 2000, 65 million Euro (approximately $61 million) of accounts receivable comprised the designated pool of trade receivables included in this program. Of this amount, 27 million Euro (approximately $26 million) had been sold to the Transferee and 38 million Euro (approximately $36 million) was retained by the Company.

At December 30, 2001 there were no proceeds outstanding under this facility.

11.      SALE/LEASEBACK TRANSACTIONS

In December 2000, the Company entered into certain sale/leaseback arrangements for manufacturing equipment with General Electric Capital. The sale/leaseback arrangement involved the sale of the equipment for approximately $26.4 million. The basic term of the lease is three years with two optional extensions, each for the period of one year. Therefore, the maximum lease term is 5 years. The resulting net gain is $11.6 million, of which $7.7 million remains unamortized, is included in other long-term liabilities at December 30, 2001. The remaining balance is being amortized over the remaining two years of the lease. The lease is accounted for as an operating lease. Included in the future minimum rental payments in Note 12 are $5.1 million for 2002, and $17.9 million for 2003 for this transaction.

In March 2000, the Company entered into a sale/leaseback arrangement in connection with a 370,000 square foot distribution facility located in France. The sale/leaseback arrangement involved the sale of a warehouse distribution center for approximately $17.5 million. Under the terms of the lease arrangement, the Company has entered into a 12-year lease. The resulting net gain of approximately $1.8 million is being amortized over 12 years. The lease is accounted for as a capital lease with the related asset, $15.7 million, included in land and buildings. The accumulated amortization at December 30, 2001, is $899,000. Amortization expense is included with depreciation.

                           SLI, INC. AND SUBSIDIARIES

Future minimum lease payments at December 30, 2001, are as follows:

         2002...................................................................       $   2,584
         2003...................................................................           2,609
         2004...................................................................           2,602
         2005...................................................................           2,554
         2006...................................................................           2,388
         Thereafter.............................................................          19,445
                                                                                       ---------
                                                                                          32,182
         Less: Amounts representing interest....................................          10,701
                                                                                       ---------
         Present Value of future minimum lease payments.........................       $  21,481
                                                                                       =========

12.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain facilities and equipment under operating lease and sublease agreements that expire at various dates from the current year to 2010. As of December 30, 2001, the aggregate minimum future commitments under operating leases are as follows (dollars in thousands), including the operating sale/leaseback payments noted in Note 11:

         2002...................................................................  $  16,242
         2003...................................................................     26,492
         2004...................................................................      6,362
         2005...................................................................      4,939
         2006...................................................................      3,623
         Thereafter.............................................................      4,657
                                                                                  ---------
                                                                                  $  62,315
                                                                                  =========

Rent expense for fiscal 2001, 2000, and 1999 was approximately $15.1 million, $13.1 million, and $10.6 million, respectively.

                           SLI, INC. AND SUBSIDIARIES

13.      STOCK OPTION PLANS

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

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 3, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average risk-free interest rate assumptions used for fiscal 2001, 2000, and 1999, respectively, were 5.4%, 6.0%, and 5.9%. The weighted-average expected life assumption used was seven years for all years. There was no dividend yield used for fiscal year 2001. A dividend yield rate of 3.7% was used for fiscal year 2000 and no dividend yield rate was applied in 1999. The volatility factor was assumed to be .7 for fiscal 2001and fiscal 2000, and .8 for fiscal 1999.

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 3, 1995, its pro forma impact will not be fully reflected until 2001. The Company's pro forma net income (loss) and pro forma net income (loss) per share - basic and pro forma net income (loss) per share - dilutive would be ($168) million, ($4.89), and ($4.89); $11.9 million, $.35, and $.34; and $30.4 million, $.94, and $.91 for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

Under the APB Opinion No. 25 accounting applied by the Company, there was no compensation expense recognized for 2001, 2000, or 1999.

                           SLI, INC. AND SUBSIDIARIES

The table below summarizes option activity for each of the three years ended December 30, 2001:

                                                                                RANGE OF           WEIGHTED-AVERAGE
                                                        NUMBER OF               EXERCISE               EXERCISE
                                                         OPTIONS                 PRICES                 PRICE
                                                       ----------           --------------         ---------------
Outstanding at January 3, 1999 ..............           3,694,795           $ 5.555-32.417         $        13.206
Options granted during 1999 .................             871,923             9.938-32.380                  20.338
Options exercised during 1999 ...............            (542,118)            5.555-29.625                  10.616
Options canceled during 1999 ................            (237,600)            9.938-29.625                  15.504
                                                       ----------
Outstanding at January 3, 2000 ..............           3,787,000             5.555-32.417                  15.064
Options granted during 2000 .................           1,352,460             6.875-16.313                   9.179
Options exercised during 2000 ...............             (85,500)            5.555- 9.938                   8.920
Options canceled during 2000 ................            (752,700)            6.875-32.380                  16.719
                                                       ----------
Outstanding at December 31, 2000 ............           4,301,260             5.555-32.417                  13.031
Options granted during 2001 .................           1,560,000              1.96-  8.25                   3.018
Options exercised during 2001 ...............                  --                       --                      --
Options canceled during 2001 ................          (1,162,210)            6.875-29.625                  11.534
                                                       ----------
Outstanding at December 30, 2001 ............           4,699,050              1.96-32.417                  10.077
                                                       ==========

Information with respect to stock options outstanding and stock options exercisable at December 30, 2001, follows:

                                                                                    OPTIONS OUTSTANDING
                                                                   NUMBER            WEIGHTED-AVERAGE
                                                               OUTSTANDING AT            REMAINING        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                                      DECEMBER 30, 2001      CONTRACTUAL LIFE      EXERCISE PRICE
------------------------                                      -----------------     -------------------   ----------------
$             1.960-2.000                                             1,222,500             9.79 years     $       1.974
              2.570-9.938                                             2,043,760             7.92 years             8.834
             10.000-29.375                                            1,174,790             6.64 years            16.922
             29.625-32.417                                              258,000             6.91 years            31.111
                                                              ----------------
                                                                      4,699,050             8.03 years            10.077
                                                              ================
                                                            NUMBER EXERCISABLE AT    WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                                      DECEMBER 30, 2001       EXERCISE PRICE
------------------------                                    ---------------------    ----------------
$             1.960-2.000                                              626,999       $          1.967
              2.570-9.938                                            1,276,560                  8.328
             10.000-29.375                                             630,854                 17.655
             29.625-32.417                                             122,800                 30.914
                                                              ----------------
                                                                     2,657,213                 10.085
                                                              ================

At December 31, 2000 and January 2, 2000, there were 2,032,867 and 967,660 options exercisable at a weighted-average exercise price of $11.922 and $12.726, respectively. The weighted-average grant date fair value of the options granted during fiscal 2001 and 2000 was $1.6993 and $4.711, respectively.

                           SLI, INC. AND SUBSIDIARIES

STOCK PURCHASE PLAN

In April 2000, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ("the Plan") effective July 1, 2000, under Section 423 of the Internal Revenue Code. All domestic employees are eligible to participate in the Plan after completing ninety days of employment. Under the terms of the Plan, the Company is authorized to sell up to 1,000,000 shares of common stock and employees may elect a fixed dollar amount per pay period to be withheld to purchase the Company's common stock. The Plan terms require a minimum of $10 per period and a maximum of $25,000 per plan year. The purchase price of the stock is 85% of the lower of the entry date (July 1) or exercise date (June 1) market price of the Company's common stock. Currently, the Board of Directors is the Plan administrator, but under the terms of the Plan a Committee may be appointed. As of December 30, 2001 and December 31, 2000, 40,923 shares and no shares, respectively have been issued under the Plan. No compensation expense will be recorded for shares sold under this plan.

14.      EMPLOYEE BENEFIT PLANS

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

The Plans' fiscal 2001 and 2000 combined funded status (based on the most recent valuations) and the amounts recognized in the accompanying consolidated balance sheets are as follows (dollars in thousands):

                                                                 DECEMBER 30,           DECEMBER 31,
                                                                     2001                   2000
                                                                 ------------           ------------
Change in benefit obligation:
   Benefit obligation at beginning of year ............          $     58,678           $     59,301
   Service cost .......................................                 2,090                  2,129
   Interest cost ......................................                 3,276                  3,400
   Actuarial loss (gain) ..............................                 2,713                    (11)
   Employee contribution ..............................                   459                     --
   Translation difference .............................                (1,880)                (3,923)
   Benefits paid ......................................                (4,598)                (2,218)
                                                                 ------------           ------------
   Benefit obligation at end of year ..................          $     60,738           $     58,678
                                                                 ============           ============


Change in plan assets:
   Fair value of plan assets at beginning of year .....          $     47,133           $     50,190
   Actual return on plan assets .......................                (4,334)                   129
   Translation difference .............................                (1,279)                (3,259)
   Employer contribution ..............................                 1,668                  2,291
   Employee contribution ..............................                   459                     --
   Benefits paid ......................................                (4,598)                (2,218)
                                                                 ------------           ------------
   Fair value of plan assets at end of year ...........          $     39,049           $     47,133
                                                                 ============           ============

                           SLI, INC. AND SUBSIDIARIES

                                                           DECEMBER 30,       DECEMBER 31,
                                                               2001               2000
                                                           -----------        ----------
Funded status of the plan (underfunded) ...........          $(21,689)          $(11,545)
Unrecognized net actuarial gain (loss) ............            10,498                185
Unrecognized prior service cost ...................               220                257
Adjustment to recognize minimum liability .........              (104)                --
                                                             --------           --------
Accrued benefit cost ..............................          $(11,075)          $(11,103)
                                                             ========           ========

The components of net periodic pension cost are as follows (dollars in thousands):

                                                   2001              2000              1999
                                                  -------           -------           -------
Service cost ...........................          $ 2,269           $ 2,129           $ 2,163
Interest cost ..........................            3,473             3,400             3,553
Expected return on plan assets .........           (2,724)           (3,296)           (3,551)
Net amortization and deferral ..........              416                (7)               (8)
                                                  -------           -------           -------
Net pension cost .......................          $ 3,434           $ 2,226           $ 2,157
                                                  =======           =======           =======

ASSUMPTIONS

                                                                 2001                  2000                    1999
                                                            ------------           ------------           -------------
Weighted-average discount rate ...................              6.0%                   6.0%                   6.0%
Expected return on plan assets ...................          5.0% to 7.5%           5.0% to 7.5%           5.0% to 7.5%
Assumed rate of compensation increase ............          3.0% to 11.5%          3.0% to 11.5%          2.5% to 10.5%

The aggregate benefits obligation for those plans where the accumulated benefits obligation exceeded the fair value of plan assets was $14.4 million and $12.9 million at December 30, 2001, and December 31, 2000, respectively. The fair value of plan assets for these plans was $2.6 million and $2.9 million at December 30, 2001, and December 31, 2000, respectively.

The projected benefit obligations for those plans where the projected benefit obligations exceeded the fair value of plan assets was $15.5 million and $15.0 million at December 30, 2001, and December 31 2000, respectively. The fair value of plan assets for these plans was $2.6 million and $2.9 million at December 30, 2001, and December 31, 2000, respectively.

The Company also maintained a separate defined-benefit plan for which actuarial valuation was not obtained. This plan was terminated and the net assets of the plan were distributed to the participants in 1999.

                           SLI, INC. AND SUBSIDIARIES

DEFINED-CONTRIBUTION PLANS

The Company sponsors a number of defined-contribution plans. Participation in these plans is available to all U.S. nonunion employees and employees in various other countries. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The Company's expense under these plans was approximately $2.6 million, $3.7 million and $1.8 million for fiscal 2001, 2000 and 1999, respectively.

15.      CAPITAL STOCK

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

In July 2001, 40,923 shares of common stock was issued under the stock purchase plan against the 1,000,000 shares reserved.

During the year ended December 30, 2001, 50,000 shares of common stock were granted to a former employee as part of a severance agreement.

16.      DIVIDEND

During the year ended December 31, 2000, quarterly cash dividends of $.10 per share (for each of the first three quarters) were declared and paid in the amount of $10.2 million. In December 2000, a quarterly dividend of $.10 per share was declared in the amount of $3.5 million and paid in January of 2001.

In March 2001, the Company declared a cash dividend of $.10 per share for the first quarter of 2001, paid in April 2001in the amount of $3.3 million, and approved a reduction in annualized cash dividends from $.40 to $.20 per share. In June 2001, the Company's declared a cash dividend of $.05 per share for the second quarter, paid in July in the amount of $1.6 million.

In June the Company's Board of Directors approved the elimination of dividends. Future dividends, if any, will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors

                           SLI, INC. AND SUBSIDIARIES

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

INTEREST RATE RISK MANAGEMENT

The Company uses interest rate swaps to reduce the impact on interest expense of fluctuating interest rates resulting from its variable rate debt. The Company had a Euro interest rate swap agreement whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement expired April 1, 2001. At December 31, 2000, the notional principal amount of the swap agreement was Euro 45 million (approximately $42.2 million) having a fixed rate of 3.835%. The fair value of the swap at December 31, 2000, and January 2, 2000, was $418,000 and 282,000, respectively.

In connection with the capital lease of the warehouse distribution center in France, the Company entered into an interest rate swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month EURIBOR. The agreement expires March 10, 2005. At December 30, 2001, the notional principal amount of the swap agreement was Euros
18.9 million, (approximately $16.7 million) having a fixed rate of 5.46%. The fair value of the swap at December 30, 2001, was Euros 786,000 (approximately $693,000) in favor of the counterparty.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts (forward contracts). Gains and losses associated with currency rate changes on forward contracts which do not meet hedge criteria, are recorded currently in income. Gains and losses on forward contracts, which do qualify for hedge criteria are deferred off-balance-sheet and included as a component of the related transaction when recorded; however, a loss is not deferred if deferral would lead to the recognition of a loss in future periods. The aggregate foreign exchange gains/(losses) on forward exchange contracts recorded in fiscal 2001, 2000, and 1999 were approximately $.2 million $3.9 million and $1.5 million, respectively.

The forward contracts have maturities of one to 12 months. The counterparties to the Company's forward contracts consist of a number of major international financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis, and management believes they present no significant credit risk to the Company. At January 2, 2000, the carrying value of forward exchange contracts was ($822,000) and fair value was approximately equal to the carrying amount. At December 31, 2000, the Company had a forward exchange contract to buy 22,500,000 Belgian Francs. The fair value of the contract at December 31, 2000, was approximately $34,000. At December 30, 2001, the Company had a forward exchange contract to buy 3,770,000 Sterling. The fair value of the contract at December 30, 2001 was approximately ($147,000)

FORWARD SHARE PURCHASE AGREEMENT

In February 2000, the Company entered into an equity forward purchase transaction whereby the Company had the ability to purchase shares of the Company's common stock in an aggregate principal amount of up to $15 million. The Company was not required to pay for shares purchased under the transaction until the end of a two-year period. The Company was obligated to make quarterly payments of interest on the principal amount of shares which the Company committed to purchase, with interest to be calculated based on LIBOR plus a spread determined upon the Company's leverage ratio. On the termination date, the Company had the option to settle the transaction by payment of cash, sales of shares of common stock, or a combination thereof. As such the contract was considered an equity instrument and is recorded as a reduction or addition to paid in capital depending on the market price of the shares at the settlement date. The Company has fully completed the purchase of 1,612,900 shares for a principal price of approximately $15 million in the third quarter, 2001. The Company has no future obligation related to this contract.

                           SLI, INC. AND SUBSIDIARIES

OTHER

All financial instruments are held for purposes other than trading. The carrying values of cash equivalents, accounts receivable, accounts payable, and debt approximate their fair values at December 30, 2001 and December 31, 2000.

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal 2001 and 2000.

                                                        FIRST                SECOND                 THIRD                FOURTH
                                                       QUARTER               QUARTER               QUARTER               QUARTER
                                                     -----------           -----------           -----------           -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Net sales ....................................       $   235,240           $   199,386           $   200,558           $   216,002
Gross margin .................................            55,170                42,338                42,796                46,822
Loss from continuing operations ..............           (52,559)              (17,446)              (14,886)               (8,322)
Income (loss) from discontinued operations ...            (5,450)              (60,136)               (4,000)                  672
Net loss .....................................           (58,009)              (77,582)              (18,886)               (7,650)
Net loss from continuing operations
   per common share - Basic ..................             (1.50)                (0.50)                (0.43)                (0.25)
Net income (loss) from discontinued operations
   per common share - Basic ..................             (0.16)                (1.72)                (0.12)                 0.02
Net loss per common share - Basic ............             (1.66)                (2.22)                (0.55)                (0.23)
Net loss from continuing operations
   per common share - Diluted ................             (1.50)                (0.50)                (0.43)                (0.25)
Net income (loss) from discontinued operations
   per common share - Diluted ................             (0.16)                (1.72)                (0.12)                 0.02
Net loss per common share - Diluted ..........             (1.66)                (2.22)                (0.55)                (0.23)
Equity .......................................           276,004               178,696               170,105               147,310

                           SLI, INC. AND SUBSIDIARIES

                                                        FIRST                SECOND                 THIRD                FOURTH
                                                       QUARTER               QUARTER               QUARTER               QUARTER
                                                     -----------           -----------           -----------           -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Net sales ....................................       $   207,620           $   195,531           $   218,706           $   231,631
Gross margin .................................            54,074                48,366                55,669                55,104
Income from continuing operations ............            11,303                 6,732                 1,512                 4,570
Income (loss) from discontinued operations ...            (1,062)               (1,295)               (1,403)                  707
Net income ...................................            10,241                 5,437                   109                 5,277
Net income from continuing operations
   per common share - Basic ..................              0.33                  0.20                  0.04                  0.13
Net income (loss) from discontinued operations
   per common share - Basic ..................             (0.03)                (0.04)                (0.04)                 0.02
Net income per common share - Basic ..........              0.30                  0.16                    --                  0.15
Net income from continuing operations
   per common share - Diluted ................              0.33                  0.20                  0.04                  0.13
Net income (loss) from discontinued operations
   per common share - Diluted ................             (0.03)                (0.04)                (0.04)                 0.02
Net income per common share - Diluted ........              0.30                  0.16                    --                  0.15
Equity .......................................           376,296               361,081               341,567               358,382

19.      GEOGRAPHIC SEGMENT INFORMATION

Financial information for the fiscal years 2001, 2000, and 1999 summarized by geographic area is as follows (dollars in thousands):

                                                 2001                        2000                        1999
                                       -------------------------   -------------------------    ------------------------
                                        REVENUES       ASSETS        REVENUES       ASSETS       REVENUES       ASSETS
                                       ----------   ------------   -----------    ----------    ----------    ----------
United States......................    $  175,341   $    128,119   $   230,880    $  188,571    $  163,934    $  171,088
Canada.............................        13,210         16,477        17,560        22,112        20,891        11,177
Europe.............................       550,323        609,837       473,838       640,048       477,949       504,842
Latin America......................        71,930         90,621        86,941        99,217        73,009        82,428
Pacific Rim........................        40,382         27,874        44,269        24,251        47,626        25,969
                                       ----------   ------------   -----------    ----------    ----------    ----------
                                       $  851,186   $    872,928   $   853,488    $  974,199    $  783,409    $  795,504
                                       ==========   ============   ===========    ==========    ==========    ==========

20.      NONCASH ACTIVITIES

The following discloses noncash investing activities during fiscal 2001, 2000, and 1999 (dollars in thousands):

                                                                                  2001            2000          1999
                                                                               ----------     -----------     ----------
Value of common shares issued in connection with acquisitions.............     $    1,800     $    15,279     $   12,577
Liabilities assumed in connection with acquisitions.......................          1,735          14,445          2,553
Capital lease obligation..................................................            620          17,779             --

21.      RELATED PARTY TRANSACTIONS

In September and December 2000, the principal shareholder and chief executive officer expressed an interest in purchasing certain assets from the Company. Funds in the amount of approximately $10 million were deposited with the Company in each of

                           SLI, INC. AND SUBSIDIARIES
the months of September and December; however, the contemplated transactions were not completed and the funds were returned without interest. The financial statements at December 31, 2000, were not impacted by these transactions. There were no transactions in the year ended December 30, 2001.

22.      OTHER (INCOME) EXPENSES

Other, net consists of the following (in thousands):

                                                                                       2001         2000          1999
                                                                                   ----------    ----------    -----------
Equity income in investments...................................................    $     (584)   $   (3,100)   $      (424)
Foreign exchange (gain) loss...................................................          (229)       (3,887)        (1,549)
Other, including minority interest.............................................         1,961           568            152
                                                                                   ----------    ----------    -----------
                                                                                   $    1,148    $   (6,419)   $   (1,821)
                                                                                   ==========    ==========    ===========

23.      SUBSEQUENT EVENT

On March 1, 2002 the Company sold one of its subsidiaries for $1,250,001. The transaction resulted in a loss of approximately $1,000,000 which will be included in operations during the first quarter of 2002.

On April 12, 2002, the Company sold one of its subsidiaries for $3.8 million. The transaction resulted in a loss of approximately $2.5 million, which will be included in operations during the second quarter of 2002.

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

Barrie, Canada,                                           /s/ Hards Pearson
January 31, 2001.                                         Chartered Accountants
Chicago Miniature Lamp (Canada) Inc.