Form 10-Q
period 2002-03-31
SLI INC
filed 2002-05-15
CIK 942138

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25848

SLI, INC.

(Exact name of registration specified in charter)

OKLAHOMA (State of Incorporation)		73-1412000 (I.R.S. Employer Identification No.)

500 Chapman Street, Canton, MA 02021 (Address of principal executive offices)

781/828-2948 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date.

As of March 31, 2002, 33,404,933 shares of Registrant’s Common Stock $.01 par value, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

SLI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31,	December 30,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS

Current Assets:

Cash and cash equivalents	$35,632	$50,535

Accounts receivable, net	175,136	174,526

Inventories	170,450	178,850

Prepaid expenses and other	19,137	18,527

Total current assets	400,355	422,438

Property, Plant and Equipment, at cost:	430,260	436,465

Less — Accumulated depreciation	75,252	70,772

	355,008	365,693

Other Assets:

Goodwill, net of accumulated amortization	53,895	54,238

Other intangible assets, net of accumulated amortization	12,522	13,080

Other assets	17,685	17,479

Total other assets	84,102	84,797

Net assets of discontinued operations	1,589	—

Total assets	$841,054	$872,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term notes payable	$56,313	$60,120

Current portion of long-term debt	26,994	26,994

Long-term debt	343,085	350,016

Current portion of capital lease obligations	1,154	1,152

Accounts payable	102,593	108,681

Accrued income taxes payable	9,693	10,314

Other accrued expenses	89,516	92,371

Total current liabilities	629,348	649,648

Long-term debt, less current portion	5,243	5,755

Other Liabilities:

Deferred income taxes	7,518	7,956

Pension Liability	19,477	21,410

Long-term capital lease obligation, less current portion	19,783	20,329

Minority interest	5,677	5,769

Other long-term liabilities	15,893	14,274

Total other liabilities	68,348	69,738

Net liabilities of discontinued operations	—	477

Commitments and Contingencies

Stockholders’ Equity:

Common stock, $.01 par value- Authorized - 100,000,000 shares Issued - 33,404,933 and 32,405,229 shares at March 31, 2001 and December 30, 2001, respectively	334	334

Additional paid-in capital	272,270	272,270

Accumulated deficit	(48,183)	(43,615)

Accumulated other comprehensive loss	(86,306)	(81,679)

Total stockholders’ equity	138,115	147,310

Total liabilities and stockholders’ equity	$841,054	$872,928

See accompanying notes to the condensed financial statements.

SLI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(Unaudited)
Net sales	$205,246	$235,240

Cost of products sold	160,833	180,070

Gross margin	44,413	55,170

Selling, general and administrative expenses	39,629	47,677

Restructuring costs	330	48,320

Operating income (loss)	4,454	(40,827)

Other (income) expenses:

Interest, net	6,921	6,682

Loss on sale of assets	—	4,163

Other, net	3,024	(835)

Loss before income taxes	(5,491)	(50,837)

Income taxes (benefits)	(923)	1,722

Loss from continuing operations	(4,568)	(52,559)

Discontinued operations

Loss from operations	—	(3,237)

Loss from disposal	—	(2,213)

Loss from discontinued operations,
(net of income taxes)	—	(5,450)

Net loss	$(4,568)	$(58,009)

Net loss per common share — basic & diluted

Loss from continuing operations	$(0.14)	$(1.50)

Loss from discontinued operations	—	(0.16)

Net loss per share	$(0.14)	$(1.66)

Weighted average shares outstanding	33,405	34,927

See accompanying notes to the condensed financial statements.

SLI, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(Unaudited)
Cash flows from operating activities

Net cash provided by (used in) continuing activities:	$1,083	$(8,669)

Net cash used in discontinued operations	(1,889)	(3)

Net cash used in operating activities	(806)	(8,672)

Cash flows from investing activities:

Purchases of property, plant and equipment	(3,301)	(16,455)

Proceeds (costs) from disposal of assets	(208)	6,360

Acquisitions, net of cash acquired	—	(8,752)

Net cash used in investing activities	(3,509)	(18,847)

Cash flows from financing activities:

Net borrowings (repayment) of revolving credit line	(10,680)	19,851

Payments of long-term debt	(283)	(294)

Interest paid on forward share agreement	—	(312)

Payment of dividends	—	(3,356)

Net cash (used) provided by financing activities	(10,963)	15,889

Effect of exchange rate changes on cash	375	(3,408)

Net decrease in cash and cash equivalents	(14,903)	(15,038)

Cash and cash equivalents, beginning of period	50,535	77,271

Cash and cash equivalents, end of period	$35,632	$62,233

See accompanying notes to the condensed financial statements.

SLI, Inc. and Subsidiaries
Condensed Consolidated Notes To Financial Statements

Note 1   General

         The interim consolidated financial statements presented have been prepared by SLI, Inc. (“Company”) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three month period ended April 1, 2001 and March 31, 2002 and (b) the financial position at March 31, 2002. Interim results are not necessarily indicative of results for a full year.

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. In accordance with APB Opinion No. 30 - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, PLP’s results of operations have been reclassified as discontinued operations for all periods presented.

         The consolidated balance sheet presented as of December 30, 2001 has been derived from the consolidated financial statements that have been audited by the Company’s independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes in the financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission and dated April 15, 2002.

Note 2   Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out (FIFO) method. Inventories consist of the following (dollars in thousands):

	March 31,	December 30,
	2002	2001

Raw Materials	$40,097	$41,751

Work in process	15,398	16,730

Finished Goods	114,955	120,369

	$170,450	$178,850

Note 3   Long-term Debt

         On November 13, 2001, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement, which is effective September 30, 2001 and provides for the conversion of the Company’s 364-day Revolving Credit Facility and Term Loan, under which $80 million was outstanding, into a Term Loan maturing in October 2004, amortizing in equal installments over that term. The Fourth Amendment also permits the Company to maintain its $300 million Revolving Credit Facility. Under the terms of the Fourth Amendment, the financial covenants which the Company is required by its lenders to maintain, includes a maximum leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio.

         Under the provisions of the Fourth Amendment, the Company is required to maintain certain financial and other covenants including a maximum leverage ratio. At March 31, 2002, the Company exceeded the maximum leverage ratio of 9.30 times, and incurred two other non-payment defaults during the month of April. It has obtained a waiver for these covenant defaults through June 14, 2002 and is in the process of negotiating with its lenders a long-term amendment to cure these defaults and to implement a revised set of financial covenants. The Company expects these modifications to be completed by the end of the current waiver period; however, there can be no assurance that the Company and its lenders will agree to any modification by that date. If no agreement is reached by June 14, 2002, or if the waiver period is not extended, the Company will be in default of its Credit Agreement. Accordingly, the Company has classified the amounts payable under its Credit Agreement as a current liability in the accompanying balance sheet.

         The Credit Agreement calls for the quarterly amortization in the amount of $6.7 million, payable on January 1, April 1, July 1 and October 1 of each fiscal year, maturing on October 31, 2004.

         As of March 31, 2002, the amount of borrowings under the Revolving Credit Facility and Term Loan totaled approximately $370.1 million.

         Under the Fourth Amendment, the applicable interest rates on such indebtedness are Libor plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to Libor plus 2.5% or base rate plus 1% if such total outstanding indebtedness is below $200 million.

         At March 31, 2002, long-term debt includes $14.9 million denominated in Euro (bearing interest of 7.1% per annum) and $6.4 million in Sterling (bearing interest at 7.8% per annum) under the Credit Agreement.

         At March 31, 2002, the Company had outstanding letters of credit totaling $2.3 million.

Note 4   Goodwill and Other Intangible Assets

         As of December 31, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 sets forth new financial accounting and reporting standards that require goodwill to be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized, but tested for impairment on an annual basis, or whenever indicators of impairment are identified. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified accounted for as a cumulative effect of a change in accounting principle. The Company is in the process of completing the initial testing of goodwill for possible impairment and expects to complete the process no later than the second quarter of fiscal 2002.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 31, 2001. Amortization of intangible assets totaled $.3 million for the three months ended March 31, 2002, and amortization of goodwill and intangible assets totaled $1.8 million for the three months ended April 1, 2001. Without the amortization of goodwill, pro forma net loss would have decreased approximately $1.1 million, or $0.03 per diluted earnings per share.

         A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (dollars in thousands):

	Three Months Ended

	March 31,	April 1,
	2002	2001

Reported net loss	$(4,568)	$(58,009)

Add: Goodwill amortization, net of tax	—	1,069

Adjusted net loss	$(4,568)	$(56,940)

Basic & diluted loss per common share

Reported net loss	$(0.14)	$(1.66)

Goodwill amortization, net of tax	—	0.03

Adjusted net loss	$(0.14)	$(1.63)

         Patents and other intangible assets at March 31, 2002 and December 30, 2001, subject to amortization expense are as follows (dollars in thousands):

	March 31, 2002			December 30, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and Non-compete Agreements	$11,762	$1,314	$10,448	$11,793	$1,020	$10,773

Engineering Technology	4,374	2,300	2,074	4,406	2,099	2,307

Total	$16,136	$3,614	$12,522	$16,199	$3,119	$13,080

         Intangible assets are being amortized using the straight-line method over their respective lives or contract periods, which range from 3 to 25 years. Estimated amortization expense for each of the five succeeding fiscal years is $1.3 million, $1.3 million, $1.2 million, $.5 million and $.4 million for fiscal years 2002, 2003, 2004, 2005 and 2006.

Note 5   Comprehensive income

         During the three months ended March 31, 2002 and April 1, 2001, total comprehensive loss amounted to $9.2 million and $80.5 million, respectively. The components of comprehensive loss are net loss and cumulative foreign currency translation adjustment.

Note 6   Income taxes

         The Company’s effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. For the three months ended March 31, 2002, the Company realized a one time tax benefit of $1.8 million, as a result of changes in US tax laws.

Note 7   Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):

	Three Months Ended

	March 31,	April 1,
	2002	2001

Basic & Diluted	33,405	34,927

         Any difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note 8   Derivatives Instruments and Hedging Activities

         The Company adopted the Statement of Accounting Standards No. 133 Accounting for Derivatives Instruments and Hedging Activities (Statement 133), as amended by SFAS Nos. 137 and 138. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives not qualifying for special hedge accounting must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Cash Flow Hedge

In connection with the capital lease of the warehouse distribution center in France, the Company entered into an interest swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company’s fixed pay rate and the counterparty’s variable rate at three-month EURIBOR. The agreement expires March 10, 2005. At March 31, 2002, the notional principal amount of the swap agreement was Euros 18.9 million (approximately $16.5 million) having a fixed rate of 5.46%. The fair value of the swap at March 31, 2002 was Euros 512,927 (approximately $447,776) in favor of the counterparty.

Because the hedge is fully effective, the change in fair value of the interest rate swap was recorded in the cumulative translation adjustment account included in other comprehensive income.

Hedge of Net Investment in Foreign Operations.

The Company has used Euro denominated debt to protect the value of its investments in its foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation account, with the related amounts due to or from counterparties included in other liabilities or other assets.

During the three months ended April 1, 2001, the Company recognized approximately $1.1 million of net gain in the cumulative translation adjustment, related to net investment hedges. During the three months ended March 31, 2002, the Company did not utilize investment hedges nor recognize any gain in the cumulative translation adjustment related to net investment hedges.

Note 9   Adoption of Accounting Principles

         In July 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations”. This Statement requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and to capitalize costs as part of the carrying amount of the long-lived asset. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company’s overall financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes Statement No. 121. Although this statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations to include more disposal transactions and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this statement will have a material impact on the Company’s overall financial results of operations.

Note 10   Acquisitions

         In January 2001, the Company acquired EBT (Germany) for approximately $10 million in cash, as financed primarily through the Company’s credit facility and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

Note 11   Restructuring and other related costs

Restructuring of existing operations

         In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, cumulative charges totaling $56.9 million were incurred in fiscal 2001, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $13.5 million and exit costs of $10.5 million. In the three months ended March 31, 2002, an additional charge of $330,000 relating to unfavorable contractual agreements was incurred. Approximately $4.8 million remain in accruals at March 31, 2002 related to this agreement, which is expected to be utilized within 12 months. The exit costs primarily relate to unfavorable contractual agreements and payroll costs.

         In April 2001, The Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the second quarter of fiscal 2001. As of March 31, 2002, $1.2 million of the accruals had been utilized and the remainder will be paid within 9 months.

Restructuring of acquired operations

         In connection with the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

i.)	Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately $1.8 million of severance cost was paid as of March 31, 2002. The remainder will be paid over the next 6 months.

ii.)	Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. All costs had been utilized as of March 31, 2002.

         In January 2001, the Company approved a restructuring plan in connection with the purchase price accounting for the acquisition of EBT, resulting in accruals of $2.2 million. This plan includes $1.9 million of severance costs for the termination of 125 employees and $250,000 of other exit costs. As of March 31, 2002, $258,000 of the accruals had been utilized and the remainder will be paid over the next 18 months.

Note 12   Discontinued Operations

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. The Company adopted a plan that expects to divest the segment through sale and liquidation over the next 12 months. The assets to be sold consist primarily of accounts receivable, inventories and property, plant and equipment. Results of this operation have been classified as discontinued and prior periods have been reclassified. Revenues and operating results, including income tax impact, are reported in discontinued operations as follows (in thousands):

	Three Months Ended

	March 31,	April 1,
	2002	2001

Revenues	$52	$11,107

Loss from operations:

Loss before taxes	—	(3,086)

Income tax	—	(151)

Net loss after tax	$—	$(3,237)

Loss from disposal (no tax effect)	$—	$(2,213)

Loss from discontinued operations	$—	$(5,450)

         Loss from operations for the three months ended March 31, 2002 included sales of $52,000 for inventory that was written down to net realizable value. The loss from operations for the three months ended March 31, 2002 and April 1, 2001 includes allocated interest expense to discontinued operations of $0 and $923,000, respectively. The allocation of interest expenses to the discontinued operations was based on identified debt that can be specifically attributed to the discontinued operations.

         Loss from disposal for the three months ended April 1, 2001, totaled $2.2 million, which includes a reduction in headcount of 802 employees totaling $1.9 million and other exit costs totaling $.3 million. Loss from disposal for the fiscal year 2001 includes asset write-downs to net realizable value totaling $45.4 million, warranty, supplier and lease obligations of $7.3 million and other liquidation and exit costs of $10.3 million. At March 31, 2002 approximately $5.1 million remain in accruals for warranty, supplier and lease obligations as well as $309,000 for other liquidation and exit costs. Included in other exit costs is an allocation of interest expense totaling $3.9 million based on debt that can be identified as specifically attributed to the discontinued operations, of which $1.0 million remains in the accruals at March 31, 2002.

         In addition, the Company has presented the assets and liabilities relating to its discontinued operations separately in the accompanying condensed balance sheets as of March 31, 2002 and December 30, 2001. Net current assets (liabilities) of discontinued operations are comprised of the following (dollars in thousands):

	March 31,	December 30,
	2002	2001

Accounts receivable	$—	$862

Inventories	1,610	2,063

Property, plant & equipment	3,499	3,330

Accounts payable & accruals	(2,337)	(5,549)

Other	(1,183)	(1,183)

Net assets (liabilities)	$1,589	$(477)

Note 13   Segment Information

         The Company, as a result of redefining its core business, elected to change the reporting of its business segments as of January 1, 2001. Four of the Company’s businesses (Miniature Lighting, General Lighting, Power Lighting Products and Disposed Business) had been designated as separate business segments; of which three segments remain as reportable segments. Power Lighting Products, previously a segment, is reflected separately as discontinued operations in our consolidated financial statements. Corporate expenses are not allocated.

         The Miniature Lighting segment consists primarily of vertically integrated manufacturing and sales operations throughout North America and Europe. A wide variety of products comprised primarily of value added miniature lighting assemblies and lighting systems are sold primarily to original equipment manufacturers (“OEMs”) in the automotive, electronics and communication, appliance and aviation industries.

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

         Segment information for the three months ended March 31, 2002 and April 1, 2001 was as follows (dollars in thousands):

		General	Disposed
	Miniature	Lighting	Business	Other	Total

For the three months ended March 31, 2002

Net Sales	40,397	164,778	71	—	205,246

Operating profit (loss)	4,075	2,183	(330)	(1,474)	4,454

Identifiable assets (a)	184,263	645,061	9,604	537	839,465

Depreciation & Amortization	1,597	6,468	—	—	8,065

Capital Expenditures	578	2,723	—	—	3,301

For the three months ended April 1, 2001

Net Sales	44,881	182,094	8,265	—	235,240

Operating profit (loss)	5,777	8,392	(53,910)	(1,086)	(40,827)

Identifiable assets (a)	177,689	699,767	27,606	5,295	910,357

Depreciation & Amortization	1,672	6,578	523	327	9,100

Capital Expenditures	7,240	9,033	20	162	16,455

(a)	Identifiable assets are net of discontinued operations.

Note 14   Subsequent Events

On April 12, 2002, the Company sold one of its subsidiaries for $3.8 million. The transaction resulted in a one time, non-cash loss of approximately $2.2 million, which was recognized as Other Expenses in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three months ended March 31, 2002 should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company’s business and prospects and cause actual results to differ materially from these forward-looking statements.

General

         The Company is a leading vertical integrated manufacturer and supplier of lighting systems, which include lamps and fixtures. Through its acquisition based growth strategy, the Company has grown from a specialized manufacturer of miniature lighting products into a manufacturer, supplier and lighting service provider of a wide variety of lighting products, including lamps (incandescent, fluorescent, compact fluorescent, HID, halogen, miniature incandescent, neon, LED’s and special lamps) and fixtures. The Company’s overall strategic view is to focus on the growth prospects of core business activities and to divest itself of non-core products, services and markets within the general lighting business. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. In addition, the Company ceased manufacturing of its magnetic ballasts in January 2001.

         The Company believes that it is one of the six largest global lighting companies in the world offering lamps and fixtures. The Company serves a diverse, international customer base and at March 31, 2002 had 37 manufacturing plants in 12 countries. SLI, Inc. acquired EBT (Germany) in 2001, which has an impact on year-to-year comparisons of revenues and earnings.

         In January 2001, the Company acquired EBT (Germany) for approximately $10 million in cash, as financed primarily through the Company’s credit facility and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

         For the three months ended March 31, 2002 and April 1, 2001, 79.9% and 79.6%, respectively, of the Company’s worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and cannot predict future foreign currency fluctuations, which have and may continue to affect the Company’s balance sheet and results of operations.

Discontinued Operations

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. As of March 31, 2002, the Company’s Condensed Consolidated Financial Statements reflect the classification of PLP as discontinued operations. See Note 12 to the Condensed Consolidated Financial Statements for further information.

Results of Continuing Operations

Three months ended March 31, 2002 compared to the three months ended April 1, 2001.

         Net sales. Net sales decreased by $30 million or 12.8% from $235.2 million for the three months ended April 1, 2001 to $205.2 million for the three months ended March 31, 2002. This decrease was partially due to the loss in sales volume resulting from the sale of the lighting service and maintenance business of $8.2 million and a $16.2 million loss in sales volume due to demand. In addition, the generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 2.4% or $5.6 million, for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001.

         Gross Margin. Gross margin decreased from $55.2 million for the three months ended April 1, 2001 to $44.4 million for the three months ended March 31, 2002. Due to the reduction in product demand, the gross margin was adversely impacted by $4.1 million for the three months ended March 31, 2002, as compared to the three months ended April 1, 2001. The translation effects of the weakening European currency negatively impacted gross margin by approximately 2.5% or $1.4 million for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001. In addition, the gross margin increased $2.8 million for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001, due to the exit from the lighting service and maintenance business and the associated loss in sales volume. As a percentage of net sales, gross margin decreased from 23.5% for the three months ended April 1, 2001 to 21.6% for the three months ended March 31, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $47.7 million for the three months ended April 1, 2001 to $39.6 million for the three months ended March 31, 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 20.3% for the three months ended April 1, 2001 to 19.3% for the three months ended March 31, 2002. This decrease was primarily due to the Company’s implementation of restructuring plans.

         Restructuring and other related costs. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $48.3 million were incurred in the three months ended April 1, 2001, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $8.9 million and exit costs of $6.5 million. The exit costs primarily relate to unfavorable contractual agreements and severance related costs. In the three months ended March 31, 2002, an additional charge of $330,000 relating to unfavorable contractual agreements was incurred.

         The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See Note 11 of the Condensed Notes to the Company’s Consolidated Financial Statements.

         Interest (income) expense, net. Interest expense, net, increased from $6.7 million for the three months ended April 1, 2001 to $6.9 million for the three months ended March 31, 2002 as a result of an increase in average borrowings.

         Other (income) expense. Other expense for the three months ended March 31, 2002 was approximately $3,024,000 as compared to other income for the three months ended April 1, 2001 of ($835,000). The other expense recorded in the current fiscal year was primarily due to the loss on the sale of one of the Company’s subsidiaries, which was sold for $1.2 million and resulted in a loss of $1.0 million. Other expense recorded in the current fiscal year also includes the recognized loss of $2.2 million, resulting from the planned sale of net assets of one of the Company’s subsidiaries. See Note 14. The remaining income was primarily related to the recording of the effects of foreign exchange transactions.

         Loss before income taxes. As a result of the above factors, loss before income taxes decreased from $50.8 million for the three months ended April 1, 2001 to $5.5 million for the three months ended March 31, 2002.

         Income taxes (benefits). For the three months ended March 31, 2002, the Company recorded a tax benefit of ($.9) million on a pretax loss of $5.5 million compared to a tax provision of $1.7 million on pretax loss of $50.8 million for the three months ended April 1, 2001. The pretax loss of $5.5 million during the three months ended March 31, 2002 generally was from domestic operations, restructuring and other related costs. The tax benefit of ($.9) million for the three months ended March 31, 2002 was the result of a tax recovery due to changes in US tax laws, which was offset by taxes as the result of profits generated at the foreign operations.

         The Company is organized into three separate operating segments. See Note 13 of the Condensed Notes to the Company’s Consolidated Financial Statements. The results of operations from these three reportable segments for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001 are more fully described below.

Miniature Lighting:

         The Miniature Lighting segment, which represents 19.7% of the Company’s consolidated revenues, reported revenues of $40.4 million for the three months ended March 31, 2002, a decrease of 10.0% from the three months ended April 1, 2001. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 1.7% or $.7 million, for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001. The decline was also due to a $3.7 million loss in sales volume due to demand. Miniature lighting operating profits decreased $1.7 million for the three months ended March 31, 2002 to $4.1 million, as compared to the three months ended April 1, 2001.

         The decrease in the miniature lighting operating results for the three months ended March 31, 2002 as compared to the prior year is primarily due to inventory adjustments by Company customers in the electronic and automotive industries and a general decrease in demand due to a slowing in the economy.

General Lighting:

         The General Lighting segment, which represents 80.3% of the Company’s consolidated revenues, reported revenues of $164.8 million for the three months ended March 31, 2002, and a decrease of 9.5% from the three months ended April 1, 2001. The generally higher value of the US dollar compared to other currencies worldwide decreased net sales by approximately 2.6% or $4.8 million, for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001. The decline was also due to a $12.5 million reduction in sales volume. General lighting operating profits for the three months ended March 31, 2002 of $2.2 million decreased $6.2 million as compared to the three months ended April 1, 2001.

         The decrease in the general lighting operating results for the three months ended March 31, 2002 as compared to the prior year is primarily due to the adverse impact of the foreign currency translation and a decrease in demand due to a slowing in the economy.

Disposed Business:

         The Disposed Business segment includes the service and maintenance business, which was exited in March 2001.

         Revenues for this segment totaled $.1 million for the three months ended March 31, 2002 as compared to $8.3 million for the three months ended April 1, 2001. The Disposed business operating loss for the three months ended March 31, 2002 totaled $.3 million as compared to a loss of $53.9 million in the three months ended April 1, 2001. The operating loss for the three months ended March 31, 2002 represent charges, as a result of restructuring charges due to unfavorable contractual agreements.

Subsequent Events:

         On April 12, 2002, the Company sold one of its subsidiaries for $3.8 million. The transaction resulted in a one time, non-cash loss of approximately $2.2 million, which was recognized as Other Expenses in the current quarter.

Liquidity and Capital Resources

         The Company’s major uses of cash have historically been for acquisitions, working capital to support sales growth, ongoing capital expenditures and stock repurchases. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of Common Stock.

         As of March 31, 2002, the Company’s cash on hand was $35.6 million. For the three months ended March 31, 2002, net cash used in operating activities was $.8 million and cash used in investing activities totaled $3.5 million, net of proceeds from the sale of assets amounting to $.2 million. The investing activities primarily included capital expenditures for production equipment, totaling $3.3 million. Net cash used by financing activities for the three months ended March 31, 2002 aggregated $11.0 million, which included $10.7 million for the repayment of the revolving credit line.

         On November 13, 2001, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement, which is effective September 30, 2001 and provides for the conversion of the Company’s 364-day Revolving Credit Facility, under which $80 million was outstanding, into a Term Loan maturing in October 2004, amortizing in equal installments over that term. The Fourth Amendment also permits the Company to maintain its $300 million Revolving Credit Facility.

         Under the provisions of the Fourth Amendment, the Company is required to maintain certain financial and other covenants including a maximum leverage ratio. At March 31, 2002, the Company exceeded the maximum leverage ratio of 9.30 times, and incurred two other non-payment defaults during the month of April. It has obtained a waiver for these covenant defaults through June 14, 2002 and is in the process of negotiating with its lenders a long-term amendment to cure these defaults and to implement a revised set of financial covenants. The Company expects these modifications to be completed by the end of the current waiver period; however, there can be no assurance that the Company and its lenders will agree to any modification by that date. If no agreement is reached by June 14, 2002, or if the waiver period is not extended, the Company will be in default of its Credit Agreement. Accordingly, the Company has classified the amounts payable under its Credit Agreement as a current liability in the accompanying balance sheet.

         The Credit Agreement calls for the quarterly amortization in the amount of $6.7 million, payable on January 1, April 1, July 1 and October 1 of each fiscal year, which matures on October 31, 2004.

         Under the Fourth Amendment, the applicable interest rates on such indebtedness are Libor plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to Libor plus 2.5% or base rate plus 1% if such total outstanding indebtedness is below $200 million.

         As of March 31, 2002, the amount of borrowings under the Revolving Credit Facility totaled approximately $370.1 million, and the face amount of letters of credit issued and outstanding under the Revolving Credit Facility totaled approximately $2.3 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.

         The Company conducts business in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on the Company’s business. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company has significant operations in Europe and, to a lesser extent, in Latin America. The Company’s operations in Latin America are carried out primarily in Brazil, Costa Rica and Colombia. Although currently not classified as a hyper-inflationary country, Brazil has been classified as such in the past.

         The Company believes that the actions taken to restructure its business, which include selling or discontinuing non-profitable operations and the restructuring of its credit facilities, will provide sufficient cash from operations and available borrowings to meet the Company’s working capital and capital expenditure needs for the next twelve months and the foreseeable future thereafter. Capital expenditures during the next twelve months are expected to be approximately $16 million.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

         The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and foreign currency denominated debt obligations.

         Debt Denominated in Foreign Currencies is as follows:

								Fair
								Value
	2002	2003	2004	2005	2006	Thereafter	Total	3/31/02

			(Dollars equivalent in millions)
Euro

Variable rate loan	$14.9	—	—	—	—	—	$14.9	$14.9

Avg Interest rate	7.1%

Avg Forward Currency Exchange rate	0.87

Sterling

Variable rate loan	$6.4	—	—	—	—	—	$6.4	$6.4

Avg Interest rate	7.8%

Avg Forward Currency Exchange rate	1.422

PART II — OTHER INFORMATION

Item 6  Exhibit and Report on Form 8K

         No report on form 8K was filed during the quarter ending March 31, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

SLI, Inc.

	By:	/s/ Frank M. Ward

Frank M. Ward, President and Chief Executive Officer

Date: May 15, 2002

	By:	/s/ Robert J. Mancini

Robert J. Mancini, Chief Financial Officer

Date: May 15, 2002

	By:	/s/ Stephen N. Cummings

Stephen N. Cummings, Chief Accounting Officer

Date: May 15, 2002