Form 10-Q
period 2002-06-30
SLI INC
filed 2002-08-19
CIK 942138

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of June 30, 2002, 33,404,933 shares of Registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.- FINANCIAL STATEMENTS
                           SLI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                                                                   June 30,      December 30,
                                                                                     2002           2001
                                                                                     ----           ----
                                                                                  (Unaudited)     (Note 1)
                           ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                   $  29,471     $  50,535
       Accounts receivable, net                                                      183,913       172,380
       Inventories                                                                   160,294       169,482
       Prepaid expenses and other                                                     34,674        18,040
                                                                                   ---------     ---------
            Total current assets                                                     408,352       410,437
                                                                                   ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:                                              473,123       430,207
       Less - Accumulated depreciation                                                99,908        70,772
                                                                                   ---------     ---------
                                                                                     373,215       359,435
                                                                                   ---------     ---------
OTHER ASSETS:

       Goodwill, net of accumulated amortization                                      13,938        54,238
       Other intangible assets, net of accumulated amortization                       13,686        13,080
       Other assets                                                                   16,427        17,358
                                                                                   ---------     ---------
            Total other assets                                                        44,051        84,676
                                                                                   ---------     ---------
ASSETS OF DISCONTINUED OPERATIONS                                                      5,066        24,635
                                                                                   ---------     ---------
            Total assets                                                           $ 830,684     $ 879,183
                                                                                   =========     =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       Short-term notes payable                                                    $  85,683     $  60,120
       Current portion of long-term debt                                              26,994        26,994
       Long-term debt                                                                338,024       350,016
       Current portion of capital lease obligations                                    1,316         1,152
       Accounts payable                                                               90,682       104,611
       Accrued income taxes payable                                                    9,862        10,135
       Other accrued expenses                                                         87,602        90,949
                                                                                   ---------     ---------
            Total current liabilities                                                640,163       643,977
                                                                                   ---------     ---------
LONG-TERM DEBT, LESS CURRENT PORTION                                                   5,918         5,755
                                                                                   ---------     ---------
OTHER LIABILITIES:

       Deferred income taxes                                                           8,056         7,956
       Pension Liability                                                              21,546        21,410
       Long-term capital lease obligation, less current portion                       21,952        20,329
       Minority interest                                                               5,726         5,769
       Other long-term liabilities                                                    15,819        13,404
                                                                                   ---------     ---------
            Total other liabilities                                                   73,099        68,868
                                                                                   ---------     ---------
LIABILITIES OF DISCONTINUED OPERATIONS                                                 2,019        13,273
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  EQUITY:

       Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued - 33,404,933 and 33,405,229
            shares at June 30, 2002 and December 30, 2001, respectively                  334           334
       Additional paid-in capital                                                    272,270       272,270
       Accumulated deficit                                                          (115,607)      (43,615)
       Accumulated other comprehensive loss                                          (47,512)      (81,679)
                                                                                   ---------     ---------
            Total stockholders' equity                                               109,485       147,310
                                                                                   ---------     ---------
            Total liabilities and stockholders' equity                             $ 830,684     $ 879,183
                                                                                   =========     =========


See accompanying notes to the condensed financial statements.

                           SLI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended                    Six Months Ended
                                                         ------------------                    ----------------
                                                      June 30,           July 1,          June 30,          July 1,
                                                        2002              2001              2002             2001
                                                        ----              ----              ----             ----
                                                            (Unaudited)                            (Unaudited)
Net sales                                            $ 185,375         $ 191,506         $ 383,611         $ 419,828
Cost of products sold                                  145,711           151,032           300,987           325,527
                                                     ---------         ---------         ---------         ---------
Gross margin                                            39,664            40,474            82,624            94,301
Selling, general and administrative expenses            41,426            43,903            79,779            90,297
Restructuring costs and other costs                      3,660             7,428             3,990            55,748
                                                     ---------         ---------         ---------         ---------
Operating loss                                          (5,422)          (10,857)           (1,145)          (51,744)
Other (income) expenses:
       Interest, net                                     7,719             6,304            14,630            12,992
       Loss on sale of assets                            2,007                --             2,007             4,163
       Other, net                                         (734)              129             2,301              (691)
                                                     ---------         ---------         ---------         ---------
Loss before income taxes                               (14,414)          (17,290)          (20,083)          (68,208)
Income taxes (benefits)                                    767               697              (180)            2,397
                                                     ---------         ---------         ---------         ---------
Loss from continuing operations                        (15,181)          (17,987)          (19,903)          (70,605)
                                                     ---------         ---------         ---------         ---------
Discontinued operations:

Profit (Loss) from operations                               (2)           (2,826)              152            (6,004)
Profit (Loss) from disposal                             (8,650)          (56,769)           (8,650)          (58,982)
                                                     ---------         ---------         ---------         ---------
Loss from discontinued operations,
       (net of income taxes)                            (8,652)          (59,595)           (8,498)          (64,986)
                                                     ---------         ---------         ---------         ---------
Loss before accounting change                          (23,833)          (77,582)          (28,401)         (135,591)

Cumulative effect of accounting change                      --                --           (43,591)               --
                                                     ---------         ---------         ---------         ---------
Net loss                                             $ (23,833)        $ (77,582)        $ (71,992)        $(135,591)
                                                     =========         =========         =========         =========

Net loss per common share - basic & diluted

       Loss from continuing operations               $   (0.45)        $   (0.51)        $   (0.60)        $   (2.02)
       Loss from discontinued operations                 (0.26)            (1.71)            (0.25)            (1.86)
       Cumulative effect of accounting change               --                --             (1.31)               --
                                                     ---------         ---------         ---------         ---------
       Net loss per share                            $   (0.71)        $   (2.22)        $   (2.16)        $   (3.88)
                                                     =========         =========         =========         =========

       Weighted average shares outstanding              33,405            34,927            33,405            34,927
                                                     =========         =========         =========         =========

See accompanying notes to the condensed financial statements.

                            SLI, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                 ----------------
                                                            JUNE 30,          JULY 1,
                                                              2002             2001
                                                              ----             ----
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash by (used in) continuing activities                 $(16,147)        $(23,351)
Net cash used in discontinued operations                      (5,170)            (103)
                                                            --------         --------
Net cash used in operating activities                        (21,317)         (23,454)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                    (8,959)         (25,998)
Proceeds from disposal of assets                                 296            6,824
Acquisitions, net of cash acquired                                --           (8,752)
                                                            --------         --------
Net cash used in investing activities                         (8,663)         (27,926)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings of revolving credit line                        9,368           39,316
Payments of long-term debt                                      (602)            (565)
Interest paid on forward share agreement                          --           (5,573)
Payment of dividends                                              --           (6,712)
                                                            --------         --------
Net cash provided by financing activities                      8,766           26,466

Effect of exchange rate changes on cash                          150           (4,345)
                                                            --------         --------
Net decrease in cash and cash equivalents                    (21,064)         (29,259)

Cash and cash equivalents, beginning of period                50,535           77,271
                                                            --------         --------
Cash and cash equivalents, end of period                    $ 29,471         $ 48,012
                                                            ========         ========


See accompanying notes to the condensed financial statements.

                           SLI, Inc. and Subsidiaries
              Condensed Consolidated Notes To Financial Statements

Note 1 General

         The interim unaudited condensed consolidated financial statements presented have been prepared by SLI, Inc. (the "Company") and in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations and cash flows for the three and six month periods ended June 30, 2002 and July 1, 2001, respectively and (b) the financial position at June 30, 2002. Interim results are not necessarily indicative of results for a full year.

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. In accordance with APB Opinion No. 30
- Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, PLP's results of operations have been reclassified as discontinued operations for all periods presented.

         In the second quarter of fiscal year 2002, the Company sold the assets of its German subsidiary, SLI Miniature Lighting GmbH (OSA), and all of the outstanding stock of its Australia subsidiary, Sylvania Lighting International PTY Limited. In accordance with the Statement of Financial Accounting Standards
(SFAS) No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of these two operations have been reclassified as discontinued operations for all periods presented.

         Additionally, during the second quarter of fiscal year 2002, the Company defaulted on certain conditions under its Second Amended and Restated Credit Agreement, dated October 29, 1999, as amended (the "Credit Agreement"). The Company was granted a series of waivers of its defaults under the Credit Agreement from the Company's bank lenders, with the final waiver expiring on June 30, 2002. On July 1, 2002, the Company defaulted on a principal payment obligation under its Credit Agreement and entered into that certain Waiver and Agreement, dated July 1, 2002, with the Company's bank lenders (the "Forbearance Agreement"). The Forbearance Agreement granted the Company a waiver of certain covenants and forbearance from its principal payment default.

         On August 1, 2002, the Company announced that it was unable to obtain an extension to the Forebearance Agreement. As of August 19, 2002, the Company continued to be unable to obtain an extension to the Forebearance Agreement with respect to such defaults. The Company continues to explore all available alternatives to restructuring its existing debt and addressing its current liquidity issues, including the possibility of filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and obtaining debtor-in-possession financing. For additional discussion regarding the foregoing, please see "Note 3 - Long Term Debt."

         The consolidated balance sheet presented as of December 30, 2001 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed and do not contain certain information included in the audited annual financial statements and notes of the Company. The consolidated financial statements and notes in the financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission and dated April 15, 2002.

Note 2 Inventories

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out
(FIFO) method. Inventories consist of the following (dollars in thousands):

                       June 30,      December 30,
                         2002            2001
                         ----            ----
Raw Materials          $ 39,696        $ 39,745
Work in process          16,175          16,628
Finished Goods          104,423         113,109
                       --------        --------
                       $160,294        $169,482
                       ========        ========

Note 3 Long-term Debt

Credit Agreement

         During the second quarter of fiscal year 2002, the Company's primary borrowings were under its Credit Agreement. Under the terms of the Credit Agreement, the Company is required to make quarterly payments totaling $6.7 million.

         On November 13, 2001, the Company entered into a Fourth Amendment to the Credit Agreement, which became effective September 30, 2001 (the "Fourth Amendment"), and provided for the conversion of the Company's 364-day revolving credit facility (the "Revolving Credit Facility"), under which $80 million was outstanding, into a term loan maturing in October 2004, amortizing in equal installments over the term of the loan (the "Term Loan"). The Fourth Amendment also permits the Company to secure other lines of credits and indebtedness.

         Under the Fourth Amendment, the applicable interest rates on such indebtedness are LIBOR plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to LIBOR plus 2.5% or base rate plus 1%, if such total outstanding indebtedness is below $200 million. Effective July 1, 2002, due to the Company's defaults under the Credit Agreement, any new loans or rollovers of outstanding indebtedness under the Credit Agreement are subject to an interest rate calculated as the sum of (a) the prime rate, plus (b) 2.25%, plus (c) 2.0% (default premium).

         During the second quarter of fiscal year 2002, the Company defaulted on certain conditions under the Credit Agreement. The Company was granted a series of waivers of its current defaults under the Credit Agreement from the Company's senior bank lenders, with the final waiver expiring on June 30, 2002. Prior to the expiration of the final waiver, the Company engaged in negotiations with its senior bank lenders in an effort to obtain a long-term amendment to the Credit Agreement.

         On July 1, 2002, the Company defaulted on a principal payment obligation under its Credit Agreement and entered into the Forbearance Agreement with respect to the Company's defaults, including the principal payment default. Under the terms of the Forbearance Agreement, the Company was granted a waiver of certain covenants and forbearance from its principal payment default, while the Company continued to negotiate a long-term amendment to the Credit Agreement with its senior bank lenders.

         On August 1, 2002, the Company announced that it was unable to obtain an extension to the Forbearance Agreement. As of August 19, 2002, the Company continued to be unable to obtain an extension to the Forbearance Agreement with respect to the Company's current defaults. The Company continues to explore all available alternatives to restructuring its existing debt and addressing its current liquidity issues, including the possibility of filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and obtaining debtor-in-possession financing.

         As of June 30, 2002, the amount of borrowings under the Revolving Credit Facility totaled approximately $365.0 million, and the face amount of letters of credit issued and outstanding under the Revolving Credit Facility totaled approximately $2.3 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.

         At June 30, 2002, short-term debt includes $16.9 million denominated in Euro (bearing interest of 7.2% per annum) and $6.8 million in Sterling (bearing interest at 7.9% per annum) under the Credit Agreement.

Note 4 Goodwill and Other Intangible Assets

         As of December 31, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 sets forth new financial accounting and reporting standards that require goodwill to be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized, but tested for impairment on an annual basis and whenever indicators of impairment are identified. In accordance with the provisions of this accounting standard, the Company assigned previously recognized goodwill to individual reporting units and undertook to review such goodwill for possible impairment. As a result of this review, there was an impairment of $43.6 million for goodwill relating to the General Lighting reporting unit segment, which was recognized in the second quarter of fiscal 2002 and was accounted for as a cumulative effect of a change in accounting principle.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 31, 2001. Amortization of definite lived intangible assets totaled $.3 and $.6 million for the three and six months ended June 30, 2002, and amortization of goodwill and intangible assets totaled $1.5 and $3.3 million for the three and six months ended July 1, 2001. Without the amortization of goodwill, pro forma net loss would have decreased approximately $.7 million and $1.7 million, or $0.02 and $0.05 per diluted earnings per share for the three and six months ended July 1, 2001.

         A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (dollars in thousands):

                                                   Three Months Ended                Six Months Ended
                                                   ------------------                ----------------
                                                June 30,          July 1,        June 30,          July 1,
                                                  2002             2001            2002             2001
                                                  ----             ----            ----             ----
Reported net loss                              $(23,833)        $(77,582)        $(71,992)        $(135,591)
Add: Goodwill amortization, net of tax               --              677               --             1,746
                                               --------         --------         --------         ---------
Adjusted net loss                              $(23,833)        $(76,905)        $(71,992)        $(133,845)
                                               ========         ========         ========         =========
Basic & diluted loss per common share
      Reported net loss                        $  (0.71)        $  (2.22)        $  (2.16)        $   (3.88)
      Goodwill amortization, net of tax              --             0.02               --              0.05
                                               --------         --------         --------         ---------
Adjusted net loss                              $  (0.71)        $  (2.20)        $  (2.16)        $   (3.83)
                                               ========         ========         ========         =========

         Patents and other intangible assets at June 30, 2002 and December 30, 2001, subject to amortization expense are as follows (dollars in thousands):

                                                June 30, 2002                            December 30, 2001
                                                -------------                            -----------------
                              Carrying       Accumulated                   Carrying      Accumulated
                               Amount       Amortization       Net          Amount      Amortization       Net
                               ------       ------------       ---          ------      ------------       ---
Patents and Non-compete        $12,793         $1,370        $11,423        $11,793        $1,020        $10,773
  Agreements
Engineering Technology           5,018          2,755          2,263          4,406         2,099          2,307
                               -------         ------        -------        -------        ------        -------
Total                          $17,811         $4,125        $13,686        $16,199        $3,119        $13,080
                               =======         ======        =======        =======        ======        =======

         Intangible assets are being amortized using the straight-line method over their respective lives or contract periods, which range from 3 to 25 years. Estimated amortization expense for each of the five succeeding fiscal years is $1.2 million, $1.2 million, $1.1 million, $1.1 million and $.5 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively.

Note 5 Comprehensive income

         During the three months ended June 30, 2002 and July 1, 2001, total comprehensive income (loss) amounted to $15.0 million and ($90.5) million, respectively. During the six months ended June 30, 2002 and July 1, 2001, total comprehensive (loss) amounted to ($37.8) million and ($171.0) million, respectively. The components of comprehensive loss are net loss and cumulative foreign currency translation adjustment.

Note 6 Income taxes

         The Company's effective tax rate is lower than the U.S. statutory effective tax rate due to the impact of income in countries with effective tax rates lower than those in the U.S. and realization of tax attributes, including net operating loss carry forwards. For the six months ended June 30, 2002, the Company realized a one-time tax benefit of $1.8 million, as a result of changes in US tax laws.

Note 7 Net Income Per Share Data

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares (in thousands):

                      Three Months Ended              Six Months Ended
                      ------------------              ----------------
                       June 30,      July 1,       June 30,      July 1,
                        2002          2001          2002          2001
                        ----          ----          ----          ----
Basic & Diluted        33,405        34,927        33,405        34,927

         Any difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

Note 8 Derivatives Instruments and Hedging Activities

         The Company adopted the SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activities (Statement 133), as amended by SFAS Nos. 137 and 138. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives not qualifying for special hedge accounting must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         Cash Flow Hedge

         In connection with the capital lease of the warehouse distribution center in France, the Company entered into an interest swap agreement, whereby the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable rate at three-month EURIBOR. The agreement expires March 10, 2005. At June 30, 2002, the notional principal amount of the swap agreement was Euros 18.9 million (approximately $18.6 million) having a fixed rate of 5.46 %. The fair value of the swap at June 30, 2002 was Euros 675,090 (approximately $663,805) in favor of the counterparty.

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

         During the three and six months ended July 1, 2001, the Company recognized approximately a gain/(loss) of ($0.8) million and $0.3 million, respectively, included in the cumulative translation adjustment, related to net investment hedges. During the three and six months ended June 30, 2002, the Company did not utilize investment hedges nor recognize any gain in the cumulative translation adjustment related to net investment hedges.

Note 9 Adoption of Accounting Principles

         In July 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations". Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and to capitalize costs as part of the carrying amount of the long-lived asset. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's overall financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No.
121. Although this statement retains many of the fundamental provisions of SFAS No. 121, it expands the scope of discontinued operations to include more disposal transactions and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted the provision of this statement beginning fiscal year 2002. Management based on projected cash flows has determined there is no impairment for the long lived assets, thus no impairment has been recorded. Management will continue to review the cash flow for long lived assets and if required an impairment would be recorded.

Note 10 Acquisitions

         In January 2001, the Company acquired EBT (Germany) for approximately $10 million in cash, as financed primarily through the Company's revolving credit facility and 200,000 shares of the Company's common stock. EBT assembles and distributes light emitting diodes (LED) products in Europe.

         In January 1999, the Company acquired Lighting Partners B.V. (Netherlands), a manufacturer of lighting fixtures. Under the terms of the purchase agreement between the Company and Lighting Partners B.V., a contingent purchase price adjustment is required if certain conditions are met, including management retention for a period of time, increased pre-tax income and new business revenue. No contingent purchase price had been paid or recorded at June 30, 2002. The Company estimates a purchase price adjustment contingency to be in the range of $5 million to $15 million, which will be recorded in the fourth quarter of fiscal 2002 as a goodwill adjustment. When this charge is recorded the Company will perform the necessary test as required in SFAS No. 142 for impairment.

Note 11 Restructuring and other related costs


Restructuring of existing operations


         In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, cumulative charges totaling $56.9 million were incurred in fiscal 2001, consisting of a goodwill write-off of $32.9 million, other asset write-downs of $13.5 million and exit costs of $10.5 million. In the three months ended March 31, 2002, an additional charge of $330,000 relating to unfavorable contractual agreements was incurred. Approximately $.4 million remain in accruals at June 30, 2002 related to this agreement, which is expected to be utilized within 6 months. The exit costs primarily relate to unfavorable contractual agreements and payroll costs.

         In April 2001, the Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the second quarter of fiscal 2001. As of June 30, 2002, $1.1 million of the accruals had been utilized and the remainder will be paid within 6 months.

         In April 2002, the Company approved restructuring plans in Europe to reduce its fixed overhead costs in the manufacturing process in its Germany plant and close one of its manufacturing plants in the UK. As a result, cumulative charges totaling $3.7 million were incurred in the second quarter of fiscal 2002, consisting of severance costs of $1.6 million related to 214 employees, asset write-downs of $.6 million and exit costs of $1.5 million. Approximately $3.2 million remain in the accruals at June 30, 2002 related to this plan, which is expected to be utilized within 6 months.

Restructuring of acquired operations

         In connection with the acquisition of certain business lines of EMESS PLC, effective July 2000, the Company approved a restructuring plan, which resulted in reorganization accruals of $2.3 million as follows:

        i.) Severance costs of $2.1 million include the termination of 120 employees in Europe and 2 employees in the U.S. Approximately $1.8 million of severance cost was paid as of June 30, 2002. The remainder will be paid over the next 3 months.

        ii.) Costs of $178,000 are associated with the disposal of fixed assets and other exit costs. All costs had been utilized as of March 31, 2002.

         In January 2001, the Company approved a restructuring plan in connection with the purchase price accounting for the acquisition of EBT, resulting in accruals of $2.2 million. This plan includes $1.9 million of severance costs for the termination of 125 employees and $250,000 of other exit costs. The termination of employees was due to plans in Europe to relocate some manufacturing activities into more cost-effective areas. However, the Company decided not to carry out this portion of the restructuring plan. As a result, in the second quarter of fiscal 2002 the Company has reversed $1.9 million of the restructure accrual against the purchased goodwill. As of June 30, 2002, $0.2 million of the accruals had been utilized and the remainder will be paid over the next 6 months.

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

         In the second quarter of fiscal 2002, the Company sold the assets of its German subsidiary, SLI Miniature Lighting GmbH ("OSA") and all of the outstanding stock of its Australia subsidiary, Sylvania Lighting International PTY Limited. In accordance with SFAS No. 144 the results of these two operations have been classified as discontinued operations and prior periods have been reclassified.

         Revenues and operating results, including income tax impact, are reported in discontinued operations as follows (in thousands):

                                           Three Months Ended                Six Months Ended
                                           ------------------                ----------------
                                          June 30,       July 1,         June 30,        July 1,
                                            2002          2001             2002           2001
                                            ----          ----             ----           ----
Revenues                                  $  9,094      $ 11,393         $ 16,156       $ 29,418
                                          ========      ========         ========       ========
Profit (Loss) from operations:
       Profit (Loss) before taxes               67        (2,775)             245         (5,780)
       Income tax                              (69)          (51)             (93)          (224)
                                          --------      --------         --------       --------
       Net Profit (loss) after tax        $     (2)     $ (2,826)        $    152       $ (6,004)
                                          --------      --------         --------       --------
Loss from disposal (no tax effect)        $ (8,650)     $(56,769)        $ (8,650)      $(58,982)
                                          --------      --------         --------       --------
Loss from discontinued operations         $ (8,652)     $(59,595)        $ (8,498)      $(64,986)
                                          ========      ========         ========       ========

         Loss from operations for the three and six months ended June 30, 2002 included sales of $53,000 and $105,000, respectively, for inventory that was written down to net realizable value. The loss from operations for the three months ended June 30, 2002 and July 1, 2001 includes allocated interest expense to discontinued operations of $0 and $810,000, respectively. The loss from operations for the six months ended June 30, 2002 and July 1, 2001 includes allocated interest expense to discontinued operations of $0 and $1.7 million, respectively. The allocation of interest expenses to the discontinued operations was based on identified debt that can be specifically attributed to the discontinued operations.

         Loss from disposal for the three and six months ended June 30, 2002, consists of the net loss of $3.7 million resulting from the sale of OSA and $5.0 million resulting from the sale of Sylvania Lighting International PTY Limited. Loss from disposal for the six months ended July 1, 2001, includes asset write-downs to net realizable value totaling $41.4 million, warranty, supplier and lease obligations of $7.3 million and other liquidation and exit costs of $8.1 million. At June 30, 2002 approximately $4.3 million remain in accruals for warranty, supplier and lease obligations. Included in other exit costs is an allocation of interest expense totaling $3.9 million based on debt that can be identified as specifically attributed to the discontinued operations, none of which remains in the accruals at June 30, 2002.

         In addition, the Company has presented the assets and liabilities relating to its discontinued operations separately in the accompanying consolidated condensed balance sheets as of June 30, 2002 and December 30, 2001. These balances are comprised of (dollars in thousands):

                                  June 30,       December 30,
                                    2002            2001
                                    ----            ----
Accounts receivable                $    --        $ 3,008
Inventories                          1,571         11,431
Property, plant & equipment          3,495          9,588
Prepaid assets & other                  --            608
                                   -------        -------
Total Assets                       $ 5,066        $24,635
                                   =======        =======
Accounts payable & accruals        $   836        $11,220
Long term liabilities                1,183          2,053
                                   -------        -------
Total Liabilities                  $ 2,019        $13,273
                                   =======        =======


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

         The General Lighting segment consists primarily of vertically integrated manufacturing and sales operations throughout Europe, Central and South America, Pacific Rim and the United States. A wide range of lamp and fixture products are supplied to wholesalers, OEMs, retailers, architects, designers and contractors.

         The Disposed Business segment consists of divestitures, which includes the lighting service and maintenance business. The Company entered into an agreement in March 2001 to sell certain assets and service contracts of the lighting service and maintenance business.

Segment information for the three and six months ended June 30, 2002 and July 1, 2001 was as follows (dollars in thousands):

                                                             General      Disposed
                                               Miniature    Lighting      Business       Other        Total
                                               ---------    --------      --------       -----        -----
FOR THE THREE MONTHS ENDED JUNE 30, 2002

Net Sales                                     $  42,612    $ 142,657    $     106           --     $ 185,375
Operating profit (loss)                       $   5,040    $  (7,112)          --     $ (3,350)    $  (5,422)

Identifiable assets (a)                       $ 182,511    $ 683,687    $   2,790     $    221     $ 869,209

Depreciation & Amortization                   $   1,599    $   6,586           --           --     $   8,185
Capital Expenditures                          $   2,105    $   3,553           --           --     $   5,658


FOR THE THREE MONTHS ENDED JULY 1, 2001

Net Sales                                     $  38,412    $ 151,099    $   1,995           --     $ 191,506
Operating profit (loss)                       $   1,408    $  (3,007)   $  (7,113)    $ (2,145)    $ (10,857)

Identifiable assets (a)                       $ 168,659    $ 644,202    $  16,753     $  7,436     $ 837,050

Depreciation & Amortization                   $   1,685    $   6,520    $       3     $    357     $   8,565
Capital Expenditures                          $   1,643    $   7,858           --     $     42     $   9,543

FOR THE SIX MONTHS ENDED JUNE 30, 2002

Net Sales                                     $  82,659    $ 300,775    $     177           --     $ 383,611
Operating profit (loss)                       $   9,126    $  (4,991)   $    (330)    $ (4,950)    $  (1,145)

Depreciation & Amortization                   $   3,156    $  12,928           --           --     $  16,084
Capital Expenditures                          $   2,683    $   6,276           --           --     $   8,959


FOR THE SIX MONTHS ENDED JULY 1, 2001

Net Sales                                     $  83,007    $ 326,561    $  10,260           --     $ 419,828
Operating profit (loss)                       $   7,311    $   5,319    $ (61,023)    $ (3,351)    $ (51,744)

Depreciation & Amortization                   $   3,317    $  13,005    $     526     $    684     $  17,532
Capital Expenditures                          $   8,883    $  16,891    $      20     $    204     $  25,998


(a)      Identifiable assets are net of discontinued operations.

Note 14 Sale of Assets

The Brilliant Group disposed of its Paint Shop assets on June 4. Accordingly the Company accrued for the loss of approximately two million dollars which has been referred as a Sale of Assets in Company's Statement of Operations.


Note 15 Subsequent Events

         On July 1, 2002, the Company defaulted on a principal payment obligation under its Credit Agreement and entered into the Forbearance Agreement with respect to the Company's defaults, including the principal payment default. Under the terms of the Forbearance Agreement, the Company was granted a waiver of certain covenants and forbearance from its principal payment default, while the Company continued to negotiate a long-term amendment to the Credit Agreement with its senior bank lenders.

         On August 1, 2002, the Company announced that it was unable to obtain an extension to the Forbearance Agreement. As of August 19, 2002, the Company continued to be unable to obtain an extension to the Forbearance Agreement with respect to the Company's current defaults. The Company continues to explore all available alternatives to restructuring its existing debt and addressing its current liquidity issues, including the possibility of filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and obtaining debtor-in-possession financing. For additional discussion regarding the foregoing, please see "Note 3 - Long Term Debt."

         On August 8, 2002, the Company issued a press release announcing that the New York Stock Exchange (the "NYSE") has suspended trading of the Company's common stock effective August 5, 2002. The NYSE halted trading in the Company's common stock on Thursday, August 1, 2002, pending a material news announcement from the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three and six months ended June 30, 2002 should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes. Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties, which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements. Among the factors and risks that may affect the Company's future results are: the Company's ability to successfully; amend, restructure and/or renegotiate its existing credit facilities or cure or receive a waiver of the events of default under its credit facilities; the failure of which may result in the Company filing a voluntary petition for bankruptcy; continue to operate in the ordinary course and manage its relationships with its creditors, including its lenders, vendors and suppliers, employees and customers given the Company's financial condition, access alternative sources of financing if it is unable to amend, restructure and/or renegotiate its credit agreements, limit the amount of time the Company's management and officers devote to restructuring its existing operations and credit facilities and exploring strategic alternatives in order to also allow them to run the Company's business and implement its business strategy; retain its key senior managers and other employees; avoid net losses which could require the Company to find additional sources of financing to fund its operations, implement its financial and business strategies, meet anticipated capital expenditures, research and development costs and financing commitments; implement its business strategy of reducing expenses and improving cash flow, retain its key customers and limit the Company's vulnerability to general adverse economic conditions; sell and market its products worldwide; as well as manage other uncertainties and risk factors, including those described from time to time in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

         The Company believes that it is one of the six largest global lighting companies in the world offering lamps and fixtures. The Company serves a diverse, international customer base and at June 30, 2002 had 35 manufacturing plants in 11 countries.

         In January 2001, the Company acquired EBT (Germany) for approximately $10 million in cash, as financed primarily through the Company's credit facility and 200,000 common shares. The acquired company assembles and distributes light emitting diodes (LED) products in Europe.

         For the six months ended June 30, 2002 and July 1, 2001, 80.5% and 79.7%, respectively, of the Company's worldwide net revenue was generated from international operations. International operations are subject to currency fluctuations and government actions, such as devaluations. The Company monitors its currency exposure in each country and cannot predict future foreign currency fluctuations, which have and may continue to affect the Company's balance sheet and results of operations.

         On July 1, 2002, the Company defaulted on a principal payment obligation under its Credit Agreement and entered into the Forbearance Agreement with respect to the Company's defaults, including the principal payment default. Under the terms of the Forbearance Agreement, the Company was granted a waiver of certain covenants and forbearance from its principal payment default, while the Company continued to negotiate a long-term amendment to the Credit Agreement with its senior bank lenders.

         On August 1, 2002, the Company announced that it was unable to obtain an extension to the Forbearance Agreement. As of August 19, 2002, the Company continued to be unable to obtain an extension to the Forbearance Agreement with respect to the Company's current defaults. The Company continues to explore all available alternatives to restructuring its existing debt and addressing its current liquidity issues, including the possibility of filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and obtaining debtor-in-possession financing. For additional discussion regarding the foregoing, please see "Note 3 - Long Term Debt" of the Condensed Notes to the Company's Consolidated Financial Statements.

Discontinued Operations

         In June 2001, the Company announced its intention to divest itself of its Power Lighting Products (PLP) segment. In the second quarter of fiscal 2002, the Company sold the assets of its German subsidiary, OSA and all of the outstanding stock of its Australia subsidiary, Sylvania Lighting International PTY Limited. As of June 30, 2002, the Company's Condensed Consolidated Financial Statements reflect the classification of PLP, OSA and the Australia subsidiary as discontinued operations. See "Note 12 - Discontinued Operations" to the Condensed Consolidated Financial Statements for further information.

Cumulative Effect of Accounting Change

         As of December 31, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 sets forth new financial accounting and reporting standards that require goodwill to be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized, but tested for impairment on an annual basis, or whenever indicators of impairment are identified. In accordance with the provisions of this accounting standard, the Company assigned previously recognized goodwill to individual reporting units and undertook to review such goodwill for possible impairment. As a result of this review, there was an impairment of $43.6 million for goodwill relating to the General Lighting segment, which was recognized in the second quarter of fiscal 2002 and was accounted for as a cumulative effect of a change in accounting principle.

Results of Continuing Operations

Three months ended June 30, 2002 compared to the three months ended July 1, 2001.

         Net sales. Net sales decreased by 3.2% from $191.5 million for the three months ended July 1, 2001 to $185.4 million for the three months ended June 30, 2002. This decrease was partially due to the loss in sales volume resulting from the sale of the SLI Lighting Company (Emess) and lighting service and maintenance business of $11.0 million and a $4.8 million loss in sales volume due to demand. In addition, the generally lower value of the US dollar compared to other currencies worldwide increased net sales by approximately 5.0% or $9.7 million, for the three months ended June 30, 2002 as compared to the three months ended July 1, 2001.

         Gross Margin. Gross margin decreased from $40.5 million for the three months ended July 1,

2001 to $39.7 for the three months ended June 30, 2002. The translation effects of the strengthening European currency positively impacted gross margin by approximately 5.4% or $2.2 million for the three months ended June 30, 2002 as compared to the three months ended July 1, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $43.9 million for the three months ended July 1, 2001 to $41.4 million for the three months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 22.9% for the three months ended July 1, 2001 to 22.3% for the three months ended June 30, 2002. This decrease was largely due to the SLI Lighting Company (Emess) disposals.

         Restructuring and other related costs. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $5.4 million were incurred in the three months ended July 1 2001. The exit costs primarily relate to unfavorable contractual agreements and severance related costs.

         In April 2001, the Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the second quarter of fiscal 2001. As of June 30, 2002, $1.1 million of the accruals had been utilized and the remainder will be paid within 6 months.

         In April 2002, the Company approved restructuring plans in Europe to reduce its fixed overhead costs in the manufacturing process in its Germany plant and close one of its manufacturing plants in the UK. As a result, cumulative charges totaling $3.7 million were incurred in the second quarter of fiscal 2002, consisting of severance costs of $1.6 million related to 214 employees, asset write-downs of $.6 million and exit costs of $1.5 million. Approximately $3.2 million remain in the accruals at June 30, 2002 related to this plan, which is expected to be utilized within 6 months.

         The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See "Note 11 Restructuring and other related costs" of the Condensed Notes to the Company's Consolidated Financial Statements.

         Interest (income) expense, net. Interest expense, net, increased from $6.3 million for the three months ended July 1, 2001 to $7.7 million for the three months ended June 30, 2002, as a result of an increase in average outstanding borrowings.

         Loss on sale of assets. For the three months ended June 30, 2002, as a result of general lighting restructuring activities in Europe, the Company recorded a loss on sale of assets of $2.0 million due to the sale of certain unutilized machinery and equipment

         Other (income) expense. Other income for the three months ended June 30, 2002 was approximately ($.7) million as compared to other expense for the three months ended July 1, 2001 of $.1 million. These were primarily related to the recording of the effects of foreign exchange transactions.

         Loss before income taxes. As a result of the above factors, loss before income taxes decreased from $17.3 million for the three months ended July 1, 2001 to $14.4 million for the three months ended June 30, 2002.

         Income taxes. For the three months ended June 30, 2002, the Company recorded a tax provision of $.8 million on a pretax loss of $14.4 million compared to a tax provision of $.7 million on pretax loss of $17.3 million for the three months ended July 1, 2001. The tax provision of $.8 million for the three months ended June 30, 2002 was the result of taxable profits generated at the foreign operations.

Six months ended June 30, 2002 compared to the six months ended July 1, 2001.

         Net sales. Net sales decreased by $36.2 million or 8.6% from $419.8 million for the six months ended July 1, 2001 to $383.6 million for the six months ended June 30, 2002. This decrease was partially due to the loss in sales volume resulting from the sale of the SLI Lighting Company (Emess) and lighting service and maintenance business and of $19.2 million and a $21.1 million loss in sales volume due to demand. In addition, the generally lower value of the US dollar compared to other currencies worldwide increased net sales by approximately 1.0% or $4.1 million, for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001.

         Gross Margin. Gross margin decreased from $94.3 million for the six months ended July 1, 2001 to $82.6 million for the six months ended June 30, 2002. Due to the reduction in product demand, the gross margin was adversely impacted by $4.7 million for the six months ended June 30, 2002, as compared to the six months ended July 1, 2001. The translation effects of the strengthening European currency positively impacted gross margin by approximately .8% or $.8 million for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001. In addition, the gross margin increased $2.9 million for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001, due to the sale of Emess and the exit from the lighting service and maintenance business and the associated loss in sales volume. As a percentage of net sales, gross margin decreased from 22.5% for the six months ended July 1, 2001 to 21.5% for the six months ended June 30, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $90.3 million for the six months ended July 1, 2001 to $79.8 million for the six months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 21.5% for the six months ended July 1, 2001 to 20.8% for the six months ended June 30, 2002. This decrease was primarily due to the Company's implementation of restructuring plans.

         Restructuring and other related costs. In March 2001, the Company entered into an agreement to sell certain assets and service contracts of its lighting service and maintenance business. As a result of this divestiture, charges totaling $53.7 million were incurred in the six months ended July 1, 2001, asset write-downs of $46.1 million, and exit costs of $7.6 million. The exit costs primarily relate to unfavorable contractual agreements and severance related costs. In the six months ended June 30, 2002, an additional charge of $330,000 relating to unfavorable contractual agreements was incurred.

         In April 2001, the Company approved restructuring plans in Europe to relocate some manufacturing activities into more cost-effective areas. As a result, severance costs of $2.0 million related to 73 employees were accrued in the second quarter of fiscal 2001. As of June 30, 2002, $1.1 million of the accruals had been utilized and the remainder will be paid within 6 months.

         In April 2002, the Company approved restructuring plans in Europe to reduce its fixed overhead costs in the manufacturing process in its Germany plant and close one of its manufacturing plants in the UK. As a result, cumulative charges totaling $3.7 million were incurred in the second quarter of fiscal 2002, consisting of severance costs of $1.6 million related to 214 employees, asset write-downs of $.6 million and exit costs of $1.5 million. Approximately $3.2 million remain in the accruals at June 30, 2002 related to this plan, which is expected to be utilized within 6 months.

         The Company believes that these restructuring plans are a necessary action based on the termination of certain activities and are required to maintain a competitive position. See "Note 11 Restructuring and Other Related Costs" of the Condensed Notes to the Company's Consolidated Financial Statements.

         Interest (income) expense, net. Interest expense, net, increased from $13.0 million for the six months ended July 1, 2001 to $14.6 million for the six months ended June 30, 2002 as a result of an increase in average borrowings.

         Loss on sale of assets. For the six months ended July 1, 2001, as a result of general lighting restructuring activities in North America, the Company recorded a loss on sale of assets of $4.2 million due to the sale of certain unutilized machinery and equipment. For the six months ended June 30, 2002, as a result of general lighting restructuring activities in Europe, the Company recorded a loss on sale of assets of $2.0 million due to the sale of certain unutilized machinery and equipment

         Other (income) expense. Other expense for the six months ended June 30, 2002 was approximately $2.3 million as compared to other income for the six months ended July 1, 2001 of $.7. The other expense recorded in the current fiscal year was primarily due to the loss on the sale of two of the Company's subsidiaries, which resulted in losses totaling $3.2 million. The remaining income was primarily related to the recording of the effects of foreign exchange transactions.

         Loss before income taxes. As a result of the above factors, loss before income taxes decreased from $68.2 million for the six months ended July 1, 2001 to $20.1 million for the six months ended June 30, 2002.

         Income taxes (benefits). For the six months ended June 30, 2002, the Company recorded a tax benefit of ($.2) million on a pretax loss of $20.1 million compared to a tax provision of $2.4 million on pretax loss of $68.2 million for the six months ended July 1, 2001. The tax benefit of ($.2) million for the six months ended June 30, 2002 was primarily the result of a tax recovery due to changes in US tax laws, which was offset by taxes as the result of profits generated at the foreign operations.

         The Company is organized into three separate operating segments. See "Note 13 Segment Information" of the Condensed Notes to the Company's Consolidated Financial Statements. The results of operations from these three reportable segments for the three and six months ended June 30, 2002 as compared to the three and six months ended July 1, 2001 are more fully described below.

Miniature Lighting:

         The Miniature Lighting segment, which represents 23.0% of the Company's consolidated revenues, reported revenues of $42.6 million for the three months ended June 30, 2002, an increase of 10.9% from the three months ended July 1, 2001. Sales in Miniature North America during the three months ended June 30, 2002 increased compared to the three months ended July

1, 2001 by approximately 24%. Miniature lighting operating profits increased $3.6 million for the three months ended June 30, 2002 to $5.0 million, as compared to the three months ended July 1, 2001.

         The Miniature Lighting segment, which represents 21.5% of the Company's consolidated revenues, reported revenues of $82.7 million for the six months ended June 30, 2002, a decrease of 0.4% from the six months ended July 1, 2001. The generally lower value of the U.S. dollar compared to other currencies worldwide was offset by the strong performance in the U.S., for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001. Miniature lighting operating profits increased by $1.8 million for the six months ended June 30, 2002 to $9.1 million, as compared to the six months ended July 1, 2001.

         The increase in the miniature lighting operating results for both the three and the six months ended June 30, 2002 as compared to the prior year is primarily due to savings incurred in SG&A.

General Lighting:

         The General Lighting segment, which represents 77.0% of the Company's consolidated revenues, reported revenues of $142.7 million for the three months ended June 30, 2002, and a decrease of 5.6% from the three months ended July 1, 2001. The generally lower value of the US dollar compared to other currencies worldwide increased net sales by approximately 7.5% or $8.7 million, for the three months ended June 30, 2002 as compared to the three months ended July 1, 2001. General lighting operating loss for the three months ended June 30, 2002 of $7.1 million, increased $4.1 million as compared to the three months ended July 1, 2001.

         The General Lighting segment, which represents 78.4% of the Company's consolidated revenues, reported revenues of $300.8 million for the six months ended June 30, 2002, a decrease of 7.9% from the six months ended July 1, 2001. The generally lower value of the US dollar compared to other currencies worldwide increased net sales by approximately 1.3% or $3.8 million, for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001. General lighting operating loss for the six months ended June 30, 2002 of $5.0 million decrease of $10.3 million as compared to the six months ended July 1, 2001.

         The decrease in the general lighting operating results for both the three and the six months ended June 30, 2002 as compared to the prior year is primarily due to the sharp decrease in demand due to a slowing in the economy.

Disposed Business:

         The Disposed Business segment includes the service and maintenance business, which was exited in March 2001.

         Revenues for this segment total $0.1 million for the three months ended June 30, 2002 as compared to $2.0 million for the three months ended July 1, 2001. The Disposed business operating loss for the three months ended June 30, 2002 totaled $0.0 million as compared to a loss of $7.1 in the three months ended July 1, 2001.

         Revenues for this segment total $0.2 million for the six months ended June 30, 2002 as compared to $10.3 million for the six months ended July 1, 2001. The Disposed business operating loss for the six months ended June 30 2002 totaled $0.3 million as compared to a loss of $61.0 in the six months ended July 1, 2001.

Subsequent Events:

         On July 1, 2002, the Company defaulted on a principal payment obligation under its Credit Agreement and entered into the Forbearance Agreement with respect to the Company's defaults, including the principal payment default. Under the terms of the Forbearance Agreement, the Company was granted a waiver of certain covenants and forbearance from its principal payment default, while the Company continued to negotiate a long-term amendment to the Credit Agreement with its senior bank lenders.

         On August 1, 2002, the Company announced that it was unable to obtain an extension to the Forbearance Agreement. As of August 19, 2002, the Company continued to be unable to obtain an extension to the Forbearance Agreement with respect to the Company's current defaults. The Company continues to explore all available alternatives to restructuring its existing debt and addressing its current liquidity issues, including the possibility of filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and obtaining debtor-in-possession financing. For additional discussion regarding the foregoing, please see "Note 3 - Long Term Debt" of the Condensed Notes to the Company's Consolidated Financial Statements.

         On August 8, 2002, the Company issued a press release announcing that the NYSE has suspended trading of the Company's common stock effective August 5, 2002. The NYSE halted trading in the Company's common stock on Thursday, August 1, 2002, pending a material news announcement from the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

         The Company's major uses of cash have historically been for acquisitions, working capital, ongoing capital expenditures and stock repurchases. Sources of cash have typically included operating cash flow, bank borrowings and proceeds from the sale of the Company's common stock.

         As of June 30, 2002, the Company's cash on hand was $29.5 million. For the six months ended June 30, 2002, net cash used in operating activities was $21.3 million and cash used in investing activities totaled $8.7 million, net of proceeds from the sale of assets amounting to $.3 million. The investing activities primarily included capital expenditures for production equipment, totaling $9.0 million. Net cash provided by financing activities for the six months ended June 30, 2002 aggregated $8.8 million, which included $9.4 million in net borrowings under the Company's existing worldwide credit facilities.

Credit Agreement

         During the second quarter of fiscal year 2002, the Company's primary borrowings were under its Credit Agreement. Under the terms of the Credit Agreement, the Company is required to make quarterly payments totaling $6.7 million.

         On November 13, 2001, the Company entered into the Fourth Amendment, which became effective September 30, 2001, and provides for the conversion of the Company's Revolving Credit Facility, under which $80 million was outstanding, into a term loan maturing in October 2004, amortizing in equal installments over the Term Loan. The Fourth Amendment also permits the

Company to secure other lines of credits and indebtedness.

         Under the Fourth Amendment, the applicable interest rates on such indebtedness are LIBOR plus 3.75% or base rate plus 2.25%, so long as total outstanding indebtedness under the Revolving Credit Facility and the Term Loan exceeds $300 million, reducing to LIBOR plus 2.5% or base rate plus 1%, if such total outstanding indebtedness is below $200 million. Effective July 1, 2002, due the Company's defaults discussed below, any new loans or rollovers on outstanding indebtedness under the Credit Agreement is subject to an interest rate calculated as the sum of (a) the prime rate plus (b) 2.25%, plus (c) 2.0% (default premium).

         During the second quarter of fiscal year 2002, the Company defaulted on certain conditions under the Credit Agreement. The Company was granted a series of waivers of its current defaults under the Credit Agreement from the Company's senior bank lenders, with the final waiver expiring on June 30, 2002. Prior to the expiration of the waiver, the Company engaged in negotiations with its senior bank lenders in an effort to obtain a long-term amendment to the Credit Agreement.

         On July 1, 2002, the Company defaulted on a principal payment obligation under its Credit Agreement and entered into the Forbearance Agreement with respect to the Company's defaults, including the principal payment default. Under the terms of the Forbearance Agreement, the Company was granted a waiver of certain covenants and forbearance from its principal payment default, while the Company continued to negotiate a long-term amendment to the Credit Agreement with its senior bank lenders.

         On August 1, 2002, the Company announced that it was unable to obtain an extension to the Forbearance Agreement. As of August 19, 2002, the Company continued to be unable to obtain an extension to the Forbearance Agreement with respect to the Company's current defaults. The Company continues to explore all available alternatives to restructuring its existing debt and addressing its current liquidity issues, including the possibility of filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and obtaining debtor-in-possession financing. For additional discussion regarding the foregoing, please see "Note 3 - Long Term Debt" of the Condensed Notes to the Company's Consolidated Financial Statements.

         As of June 30, 2002, the amount of borrowings under the Revolving Credit Facility totaled approximately $365.0 million, and the face amount of letters of credit issued and outstanding under the Revolving Credit Facility totaled approximately $2.3 million. The Company also has a number of other committed and uncommitted facilities worldwide, which it utilizes for short-term working capital requirements.

Foreign Exchange Contracts

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

         The Company continues to evaluate its foreign currency exchange rate exposure in light of the Company's current liquidity issues.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The tables below summarize information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and foreign currency denominated debt obligations.

Debt Denominated in Foreign Currencies is as follows:

                                                                                                                  Fair
                                                                                                                 Value
                                       2002       2003     2004     2005     2006      Thereafter      Total     6/30/02
                                       ----       ----     ----     ----     ----      ----------      -----     -------
                                                                     (Dollars equivalent in millions)
Euro

      Variable rate loan               $ 16.9       -        -        -        -           -           $16.9      $16.9
      Avg Interest rate                   7.2%
      Avg Forward Currency
                  Exchange rate         0.983

Sterling

      Variable rate loan               $  6.8       -        -        -        -           -           $ 6.8      $ 6.8
      Avg Interest rate                   7.9%
      Avg Forward Currency
                  Exchange rate         1.522

                           PART II - OTHER INFORMATION

Item 6 Exhibit and Report on Form 8-K


         No report on Form 8-K was filed during the quarter ending June 30, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           SLI, Inc.


                                           By:     /s/ Frank M. Ward
                                                 ------------------------
                                                 Frank M. Ward, President
                                                 and Chief Executive Officer
Date: August 19, 2002

                                           By:     /s/ Robert J. Mancini
                                                 ------------------------
                                                 Robert J. Mancini,
                                                 Chief Financial Officer
Date: August 19, 2002